Form 10KSB
period 1996-12-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1997-04-01
CIK 1017959

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-KSB

    (Mark One)
         [ x ] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1996

         [   ] Transition report pursuant to Section 13 or 15(d)
               of the Securities Exchange Act of 1934

                   Commission File Number 33-5144-D

            U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
            (Exact name of registrant as specified in its
                            charter)

               Texas                            75-2669147
          (State or jurisdiction of            (I.R.S. Employer
     inorporation or organization)          Identification No.)

             1120 N.W. 63rd , Suite G-106
                Oklahoma City, Oklahoma      73116
            (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code:
                          (405) 843-3135

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
      None

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
             None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.        Yes[ x ]     No[  ]

     At December 31, 1996, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE:
                                 None

                              Part I

Item 1. Business

General

     U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated on June 7, 1996 as a Texas Corporation and a wholly owned subsidiary of U.S. Automobile Acceptance Corporation, formerly named Settlers Acceptance Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks. The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The offering became effective in 1996. Subscriptions of $1,739,000 had been received at year end.

     The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business and planned principal operations have not commenced.

Securitization Activities

The Company is offering on a "best efforts basis" up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The Notes are being offered through licensed broker-dealers and bear interest at a stated rate of 11%, payable monthly. The broker-dealers will be paid commissions equaling 7.0% of the proceeds of the Note sale. Additionally, the Company will pay an additional 5% of the Note proceeds to its Parent, U.S. Automobile Acceptance Corporation, as reimbursement of registration, legal, accounting, printing, marketing and other out-of-pocket fees and expenses and allocated general and administrative overhead relating to the offering and the organization of the Company which will be initially borne by the Parent and for services provided by the Parent in connection with the offering and organization of the Company (See Note C). The remainder of the Note sale proceeds will be used to acquire retail installment contracts, generally at a discount, secured by used automobiles and light trucks (Contracts). The minimum subscription amount of $100,000 was reached in November 1996, and $1,739,000 had been subscribed by year end. However; contract purchases had not begun and the company was still in a development stage.

The Notes are issued under the terms of an Indenture Agreement between the Company and Texas Commerce Bank National Association, as Trustee. The Notes are secured by the Contracts and proceeds thereof.

The Company holds vehicle titles as collateral for all Contracts until they are paid in full.

Use of proceeds of Contract collections is restricted to payments on the notes, payment of certain allowed expenses of the Company and the purchase of additional Contracts.



     The stated maturity of the principal of the Notes is December 31, 2001. No principal payments will be made on the Notes until the earlier of maturity or any redemption at the election of the Company of the Notes in whole or in part, except in the event that prior to one hundred eighty (180) days following the termination date of the offering the Company has been unable to invest the total net proceeds from the sale of the Notes in suitable Contracts the uninvested net proceeds at such date will be utilized for a mandatory partial redemption of the Notes within forty-five (45) days following such date. In addition, Notes may be redeemed in the event the Company is unable to purchase suitable Contracts throughout the term of the Notes. In such a case, Notes will be redeemed on a random basis, by lot.

     Redemption of the Notes must occur at the option of the Company on any Payment Date and may be in whole or from time to time in part. Any redemption of Notes will be at 100% of the principal amount thereof being redeemed, together with Interest accrued to the Redemption Date, without any premium or penalty. Notice will be mailed to all Noteholders setting forth (i) the Redemption Date, (ii) the Redemption Price, (iii) the name and address of the Paying Agent, (iv) a statement that the Notes must be delivered to the Paying Agent, and (v) a statement that interest on the Notes or portion thereof being redeemed, ceases to accrue on and after the Redemption Date. In the case of notice to the holder of any Note to be redeemed in part, a new Note or Notes in principal amount equal to the unredeemed portion of such Note will be issued. In the event of partial redemption of the Notes, the Notes to be redeemed in whole or in part will be selected on a random basis, by lot.

     The minimum subscription amount was reached in 1996.  The
Company expects to begin contract purchases in the first quarter of 1997.



Item 2.  Properties

      The Company has no material physical properties.



Item 3.  Legal Proceedings

      There are no legal proceedings involving the Company or its assets.



Item 4.  Submission of Matters to a Vote of Security Holders

       Not Applicable.




                              Part II


Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

     There is no established public trading market for the Company's common equity. All of the Company's outstanding common stock is owned by Michael R. Marshall, President and sole director of the Company.



Item 6.     Selected Financial Data

         Set forth below is a table of selected financial data for the initial fiscal year ended December 31, 1996. Operation had not commenced at December 31, 1996.


Balance Sheet Data:



     Total
     assets.....................................................................
$   1,797,814


     Notes
     payable................................................................
$   1,739,000


     Total
     liabilities...........................................................
$   1,764,242


     Shareholder's
     equity...............................................................
$
33,572







Item  7.    Management's Discussion and Analysis of Financial
Condition and Results of           Operations

General

     The Company was in a development stage at December 31, 1996.
Principal operations had not commenced.

Income and Loss Recognition

     The Company purchases Contracts at discounts ranging from 5% to 25% of the remaining net principal balance of each Contract. The difference between the estimated future cash collections and the cost of the Contract is unearned interest income and unearned discount. Over the life of the receivable portfolio, this unearned interest and unearned discounts are recognized as interest revenue. Interest expense represents interest paid, or accrued on the Company's borrowing during the life of the receivable portfolio. The Company charges uncollectible receivable amounts to unearned interest and discounts account as losses are incurred.

     Because of automobile dealer Contract replacement agreements, loss exposure is minimized on defaulted Contracts. The Company's high yield from its Contracts is primarily a result of the negotiated purchase discounts obtained at time of the purchase of the Contract and the interest rates generally charged on the Contracts, typically at the statutory ceiling rate for the state of Texas.

General and Administrative Expenses

     General and administrative expenses consist primarily of servicing fees, bank, accounting, attorney, and trustee fees.
Servicing fees are paid to the Servicer monthly at the current rate of $21.50 for each receivable that is not in default.

Tax Expense

     The Company will account for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes".

     The Company amortizes note offering costs over the term of the notes payable for tax purposes and as notes payable are paid for financial purposes. As a result, the Company has expenses deducted from taxable income before they are recognized for financial accounting purposes.



Item 8.    Financial Statements and Supplementary Data

          See index at page F-1.




                              Part III


Item 9.  Directors and Executive Officers of the Registrant

         The name, age, background and principal occupation of the
sole director and executive   officer of the Company is set forth
below:

       Mr. Michael R. Marshall, age 47, is Chairman of the Board and President of the Company, and its Parent, U.S. Automobile
Acceptance Corporation. Mr. Marshall is Chairman of the board of Directors, president, and the owner of all the outstanding common stock of U.S. Automobile Acceptance SNP-1, Inc. ("SNP-1"), and, beneficially, U.S. Automobile Acceptance 1995-1, Inc. ("USAA 1995-1"), both limited purpose corporations with business activities similar to the proposed activities of the Company. SNP-1 began similar automobile finance contract purchasing activities in September 1994. USAA 1995-1 began purchasing contracts in October
1995.

     Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University and is a Certified Public Accountant, licensed to practice in the state of Texas. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, an international firm of Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has been President and Chief Executive Officer of Settlers Capital Corporation, an Oklahoma corporation, which specializes in assisting companies in the placement of private and public debt and equity finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas loans of distressed financial institutions.

     Mr. Marshall has eighteen years experience as a participating investor and originator of various secured commercial lending transactions and has more than fifteen years experience in structuring, monitoring, management and liquidation of secured lending transactions. Mr. Marshall devotes substantially all of his time to the automobile finance business, and may do similar asset-backed note offerings in the future.

     U.S. Automobile Acceptance Corporation (formerly Settlers Acceptance Corporation), a Texas corporation (the "Parent") was formed in January 1995 to begin to consolidate ownership, management, and operations of Michael R. Marshall's automobile asset-backed finance activities. The Company changed its name from Settlers Acceptance Corporation to U.S. Automobile Acceptance Corporation in June 1996.

     U.S. Automobile Acceptance Corporation willserve as servicer pursuant to the Servicing Agreement. USAAC will provide the staffing, administration and overhead necessary to administrate and collect automobile finance contracts for the Company. Among the specific functions USAAC will provide are accounting, administration of collections of payments, dealer selection and supervision, enforcement of dealer recourse, and, if necessary, overseeing the repossession and sale of repossessed vehicles.
USAAC intends to subcontract a portion of the required services to qualified Automobile Dealers.


 Item 10.  Security Ownership of Certain Beneficial Owners and
Management

     The following table sets forth certain information, as of December 31, 1996, relating to the beneficial ownership of the Company's capital stock by any person or "group", as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934 (the "Exchange Act"), known to the Company to own beneficially five percent (5%) or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group.
Except as otherwise noted, each of the persons namved below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by each person.



         Name and Address
of
     Beneficial Owner

                             Number
                           of Shares
                      Amount and Nature of
                           Beneficial
                      Ownership Percentage
                               of
                     Class Outstanding (1)


           U.S. Automobile Acceptance Corporation (2)
                  1120 N.W. 63rd, Suite G-106
                    Oklahoma City, OK  73116


                             1,000


                              100%


                    Mr. Michael R. Marshall
                  1120 N.W. 63rd, Suite G-106
                    Oklahoma City, OK  73116


                              -0-(3)





                      Mr. Robert P. Billy
                  1120 N.W. 63rd, Suite G-106
                    Oklahoma City, OK  73116


                              -0-




    (1) The information as to beneficial ownership of Common
    Stock has been furnished by the Parent of the Company and the sole director and officer of the Company

    (2) The directors of U.S. Automobile Acceptance Corporation ("USAAC"), a privately-held corporation, could be deemed to share voting investments powers over the shares owned of record by USAAC. The directors of USAAC are Michael R. Marshall and Robert P. Billy.

    (3) Mr. Marshall owns 100% of the outstanding common stock of USAAC.

                              Part IV


Item 11. Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     (a)  Financial Statements and Schedules:

               The financial statements listed in the Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included in schedules has been incorporated into the Notes to Financial Statements.

     (b)  Reports on Form 8-K:

               No reports on Form 8-K were filed in the three month period ended December 31, 1996.

     (c)  Exhibits:

Exhibit
Number
Exhibit
3.1  Articles of Incorporation of U.S. Automobile Acceptance SNP-III, Inc.(1)
3.2    Bylaws of U.S. Automobile Acceptance SNP-III, Inc. (1)
4.1 Indenture Agreement between U.S. Automobile Acceptance SNP-III, Inc. and Texas Commerce Bank National Association, as
     Trustee, with respect to the 11% Automobile Contract Notes due December 31, 1997(1)
4.2       Form of 11% Automobile Contract Note due December 31,
          2001 (1)
10.2      Servicing Agreement between U.S. Automobile Acceptance
          SNP-III, Inc. and U.S. Automobile Service Corporation
          (1)


     (d)  Financial Statements excluded by Rule 14a-3(b):  None.



    (1)  Incorporated by reference to the Company's Form S-1
           Registration Statement (File No. 33-66804)

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated: March 21, 1997

                         U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.



                         By:   __________________________________
                                 Michael R. Marshall, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.




     Signature                  Title                       Date


By:  _____________  President and Director     March 21, 1997
      ichael R. Marshall  (Principal Executive Officer
                         and Principal Financial Officer)





Supplemental Information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Act by Registrants Which Have
Not Registered Securities Pursuant to Section 12 of the Act.

     The registrant hereby undertakes to file with the Commission four copies of any annual report to its security holders when it is sent to such security holders.