Form 10QSB
period 1997-03-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1997-05-13
CIK 1017959

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         FORM IO-Q SB

 (Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 1997     or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

 Commission file number    33-5144-D


                      U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

              (Exact name of registrant as specified in its
charter)
           Texas                              75-2669147
(State or other jurisdiction of (IRS EmployerIdentification No.)
incorporation or organization)

       1120 NW 63rd , Suite G-106,  Oklahoma City, Oklahoma 73116
             (Address of principal executive offices)

                      (405) 843-3135
       (Registrant's telephone number, including area code)

                      Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes       X              No

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
          PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

 Yes                        No               Not Applicable.



             APPLICABLE ONLY TO CORPORATE ISSUERS:


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

1,000 shares of Common Stock

                 PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
 See Attached

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

  U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated on June 7, 1996 as a Texas Corporation and a wholly owned subsidiary of U.S. Automobile Acceptance Corporation, formerly named Settlers Acceptance Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks. The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The offering became effective in 1996. Subscriptions of $4,483,000 had been received by March 31, 1997.

  The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business and planned principal operations have commenced, but have not produced any significant revenue.


Item 1.  Legal Proceedings

                       None

Item 2.  Changes in Securities

                       None

Item 3.  Defaults Upon Senior Securities

       None

Item 4.  Submission of Matters to a Vote of Security Holders

  None

    Item 5. Other Information

           None

  Item 6. Exhibits and Reports on Form 8-K

        None



                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         (Registrant) U. S. Automobile Acceptance
                         SNP-III, Inc.


Date:                    (Signature)
                                   Michael R. Marshall, President
                                   and Chief Financial Officer