Form 10QSB
period 1997-06-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1997-08-14
CIK 1017959

SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549

                         FORM IO-Q SB

 (Mark One)

[ x ]     Quarterly report pursuant to section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1997     or
[    ]     Transition report pursuant to section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Transition period from_______to_______

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

  U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated on June 7, 1996 as a Texas Corporation and a wholly owned subsidiary of U.S. Automobile Acceptance Corporation, formerly named Settlers Acceptance Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks. The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The offering became effective in late 1996. Subscriptions of $8,093,000 had been received as of June 30, 1997.

  The Company has incurred operating losses during the First and Second Quarters of 1997 which resulted substantially from payment of interest on investor notes prior to purchase of interest yielding finance contracts from automobile dealers. This is referred to as a negative interest spread. The Company's business plan projects raising $1-2 million dollars of investor secured note funds throughout the remainder of 1997 and projects purchasing $1-2 million per month of automobile finance contracts. The Company expects to incur continued negative interest spread until the initial purchase of the finance contract portfolio is substantially completed in early to mid 1998. Accordingly, the Company expects finance operations will become profitable in the second quarter of 1998.


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

                         (Registrant) U. S. Automobile Acceptance
                         SNP-III, Inc.


Date:  August 7, 1997                (Signature)
                              Michael R. Marshall, President
                                   and Chief Financial Officer