Form 10KSB
period 1997-12-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1998-03-30
CIK 1017959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


(Mark One)
    [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

    [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 33-5144-D

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
             (Exact name of registrant as specified in its charter)

                        TEXAS                             75-2669147
             (State or jurisdiction of                 (I.R.S. Employer
           incorporation or organization)             Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         At December 31, 1997, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

         U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated as a Texas Corporation in June, 1996. The Company is a limited purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle sub- prime credit receivables (the "Contracts"). The Company purchases Contracts, at a discount, created by the sale of used automobiles and light trucks. The Company has financed its business through the securitization of the Contracts that it purchases. A public note offering, began in late 1996, was completed in March, 1998, when the maximum of $24,000,000 was reached.

         The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business, raising capital and purchasing initial finance contracts. The Company began purchasing finance contracts in the late first quarter of 1997 and expects to be fully operational by the third quarter of 1998.

         The Company's offices are located at 1120 N.W. 63rd, Suite G-106, Oklahoma City, Oklahoma 73116.


SECURITIZATION ACTIVITIES

         Pursuant to an Indenture Agreement between the Company and Chase Bank of Texas, formerly Texas Commerce Bank National Association, the Company has issued Notes Due December 31, 2001 (the "Notes"). The Notes require monthly interest payments at a rate of 11% per annum.


          The Notes are secured by the Contracts (and the related motor vehicle collateral) purchased by the Company. In addition, the net proceeds of the offering and the Company's excess cash flow after payment of interest and allowed expenses secures the Notes. The Indenture Agreement requires that all of the Company's excess cash flow must be deposited after January 1, 2001 into a note redemption bank account held by the trustee for payment of the Notes. The Company may redeem the Notes in whole or in part at any time.

         The Company has paid certain note offering and organizational fees and costs out of the gross proceeds from the issuance of the Notes. The Company pays Contract servicing fees to U.S. Automobile Acceptance Corporation (the "Servicer"), an affiliate of the Company, which consist of monthly payments of $21.50 per Contract, limited to a maximum of $85,000 per month.

CONTRACT PURCHASING AND COLLECTING ACTIVITIES

         The Company's Contracts are purchased, usually at a discount, from used automobile dealerships and used car divisions of new car dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts generally consist of retail installment sales contracts that are secured by liens on the related motor vehicles. As of December 31, 1997, the Company was actively purchasing contracts from automobile dealers, substantially all located in the states of Oklahoma and Texas.

          The Contracts are generally purchased at discounts ranging from 2% to 25% below the total future net principal balance owed on such Contracts. The average discount for Contracts purchased to date has been in excess of 10% of the net principal balance of the Contracts purchased.

           The purchase discount varies depending on the credit worthiness of the borrower and on the availability and financial strength added by additional recourse or credit support agreements provided by the automobile dealer. These dealer credit support agreements are in the form of contract replacement guarantees, direct dealer recourse, limited guaranty agreements or some other form of cash hold-back arrangement.

         The Company does not participate in the retail sales by the automobile dealers of the financed vehicles from which the Contracts arise. Automobile dealers are expected to continue to sell non-prime credit Contracts to the Company at a discount for several reasons, including (I) the 1986 repeal of the installment sale tax treatment for such Contracts, (ii) the lack of availability of financing from traditional financing sources, and (iii) the currently expanding market for used automobiles.

         The Company anticipates that all Contracts purchased by the Company will continue to relate primarily to financed used vehicles where consumer retail prices range from $2,000 to $20,000.

         The Contracts are purchased by the Company and serviced on behalf of the Company under a Contract Servicing Agreement. The Servicing Agreement allows the Servicer to subcontract with industry-qualified third parties to perform its obligations thereunder. Any such subcontract will not relieve the Servicer from liability for its obligations under the Servicing Agreement. The Company has granted a security interest in the Servicing Agreement to the Trustee as additional security for the Notes of the Company.

          The Company and the Servicer presently utilize independent commission agents as well as employees of the Servicer and Company to assist in locating eligible Contracts.

         The Company purchases the Contracts at substantial discounts to their aggregate remaining unpaid principal balances. In addition, the Company seeks to obtain Contracts whose maturities are less than the remaining useful lives of the financed vehicles and which require substantial down payments by the obligers.

         Under the Servicing Agreement, the Servicer is obligated to exercise discretionary powers involved in the management, administration and collection of the Contracts and to bear all costs and expenses incurred in connection therewith. The Servicer presently subcontracts certain of its collecting functions to certain automobile dealers and other third party subcontractors (the "Subcontracting Servicer").

           The Servicer or Subcontracting Servicer must contact any obligor on a past due Contract within fifteen (15) days after the payment due date to pursue collections. Any material extensions, modifications, or acceptances of partial payments by obligers, and any related necessary Contract amendments or default waivers by the Servicer, must be approved by the chief credit officer or president of the Company. When a contract becomes over 30 days past due, the Servicer or the Company will take immediate appropriate action to enforce dealer contract replacement guarantees and other dealer recourse agreements on behalf of the Company. The Servicer will, when necessary, pursue repossession, subject to compliance with state and federal laws relating thereto.

         The Servicer is entitled under the Servicing Agreement to receive a monthly fee (the "Servicing Fee"). The Servicing Fee is intended to compensate and reimburse the Servicer for administering the collection of the Contracts, including collecting and posting all payments, responding to inquiries of obligers on the Contracts, investigating delinquencies, sending payment coupons to obligers, and reporting any required tax information to obligers. The Servicing Fee also compensates the Servicer for furnishing monthly and annual statements to the Company with respect to collections and proceeds, and generating information necessary for the Company to prepare all required federal and state tax returns.

         The Servicer will be entitled to reimbursement of its costs and expenses incurred in repossession, preparation for sale and resale of any financed vehicle and reimbursement of costs of enforcement of dealer recourse agreements.


COMPETITION

         Numerous companies are engaged in the business of buying used motor vehicle receivables. The Company, however, has relatively fewer competitors seeking to purchase individual sub-prime credit receivables for low to medium-priced, used motor vehicles originated in the Company's primary markets. National or regional rental car companies, finance companies, used car companies, auction houses, dealer groups or other firms with equal or greater financial resources than the Company could elect in the future to compete with the Company in its primary market. While the Company believes that its operations are competitive and sustainable, future competitive factors could have a material adverse effect upon the future operations of the Company.

REGULATION

         Numerous federal and state consumer protection laws impose requirements upon the origination and collection of consumer receivables. State laws impose finance charge ceilings and other restrictions on consumer transactions and may require contract disclosures in addition to those required under federal law. These requirements impose specific statutory liabilities upon creditors who fail to comply with their provisions. In addition, certain of these laws make an assignee of such contract liable to the obligor thereon for any violations by the assignor. The Company may be unable to enforce some of its receivables or may be subject to liability to the obligers under some of its receivables if such receivables do not comply with such laws.

         In the event of default by an obligor on a receivable, the Company has all the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Self-help repossession is accomplished by taking possession of the motor vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Servicer must obtain a court order on behalf of the Company from the appropriate state court and repossess the vehicle in accordance with that order. None of the states from which the Company does or intends to purchase receivables have state laws that would require the Company, in the absence of a probable breach of peace, to obtain a court order before it attempts to repossess a motor vehicle.

         In most jurisdictions, including those states from which the Company presently does or intends to purchase receivables, the UCC and other state laws require the secured party to provide the obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of the collateral may be held. Unless the obligor waives his rights after default, the obligor has the right to redeem the collateral prior to actual sale by paying the secured party the unpaid installments (less any required discount for prepayment) of the receivable plus reasonable expenses for repossessing, holding, and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys fees, or, in some states, by payment of delinquent installments. Vehicles repossessed on behalf of the Company, will generally be sold at wholesale auctions which are attended principally by dealers.


ITEM 2.  PROPERTIES

         Not applicable


ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable


                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         There is no established public trading market for the Company's common equity. All of the Company's outstanding common stock is owned or beneficially controlled by Michael R. Marshall, President, sole officer and director of the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Development Stage Enterprise - The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business, raising capital and purchasing initial Contracts. The Company began purchasing Contracts in the late first quarter of 1997 and expects to be fully operational by the third quarter of 1998. The Company has incurred operating losses from inception through December 31, 1997 which resulted substantially from payment of interest on investor notes prior to purchase of interest yielding finance contracts from automobile dealers. This is referred to as negative interest spread. The Company's business plan projects investing $1-2 million dollars of investor funds in automobile finance contracts until all investor funds are fully utilized. The Company expects to incur continued negative interest spread until the initial purchase of the finance contract portfolio is substantially completed in mid 1998. Accordingly, the Company expects finance operations will become profitable in the third or fourth quarter of 1998.

INCOME AND LOSS RECOGNITION

         The Company purchases Contracts at discounts ranging from 2% to 25% of the remaining net principal balance of each Contract. The difference between the estimated future cash collections and the cost of the Contract is unearned interest income and unearned discount. Over the life of the receivable portfolio, this unearned interest and unearned discounts are recognized as interest revenue. Interest expense represents interest paid, or accrued on the Company's borrowing during the life of the receivable portfolio. The Company charges uncollectible receivable amounts to unearned interest and discounts account as losses are incurred.

         The Company's high yield from its Contracts is the result of the negotiated purchase discounts obtained at time of the purchase of the Contract and the interest rates generally charged on the Contracts, often at the statutory ceiling rates for the states of Oklahoma and Texas.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses consist primarily of servicing fees, bank, accounting, attorney, and trustee fees.

TAX EXPENSE

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting For Income Taxes". The Company has incurred a net operating loss through December 31, 1997 and accordingly has no income tax liability.

ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              See index at page F-1.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

               Not applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICE, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

             The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

           Mr. Michael R. Marshall, age 48, is Chairman of the Board and President of the Company, and its Servicer, U.S. Automobile Acceptance Corporation. Mr. Marshall is also Chairman of the board of Directors and President of U.S. Automobile Acceptance 1995-1, Inc. ("USAA 1995-1"), a limited purpose corporation with business activities similar to the activities of the Company. USAA 1995-1 began operations and purchasing Contracts in October 1995. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has been President and Chief Executive Officer of Settlers Capital Corporation, an Oklahoma corporation, which specialized in assisting companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas industry loans of distressed financial institutions. Mr. Marshall has been in the automobile finance business since early 1994.

         The Company has no equity securities registered pursuant to Section 12 of the Exchange Act.

ITEM 10.   EXECUTIVE COMPENSATION

         None of the directors or executive officers received any compensation from the Company during 1997. The director and executive officer does not anticipate receipt of any compensation from the Company, prior to the satisfaction in full of the 11% Notes due December 31, 2001.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 31, 1997, relating to the beneficial ownership of the Company's capital stock by any person or "group", as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934 (the "Exchange Act"), known to the Company to own beneficially five percent (5%) or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise noted, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by each person.

                                                                                  AMOUNT AND NATURE OF BENEFICIAL
         NAME AND ADDRESS OF                                 NUMBER                   OWNERSHIP PERCENTAGE OF
         BENEFICIAL OWNER                                   OF SHARES                  CLASS OUTSTANDING (1)
         ----------------                                   ---------                  -----------------
U.S. Automobile Acceptance Corporation (1)
1120 N.W. 63rd, Suite G-106
Oklahoma City, OK  73116                                      1,000                             100%

Mr. Michael R. Marshall (1)
1120 N.W. 63rd, Suite G-106
Oklahoma City, OK  73116                                       -0-

--------------------------------------------------------------------------------

(1) Mr. Marshall owns 100% of the outstanding common stock of USAAC and thereby beneficially controls 100% of the common stock of the Company.

--------------------------------------------------------------------------------


 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company.

         The Company's contracts will be administrated, serviced and collected on behalf of the Company by U.S. Automobile Acceptance Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors.

         The Servicer is paid a servicing fee of $21.50 per month, per contract, limited to maximum of $85,000 per month. In addition, the Company's Parent will be paid a purchase administration fee of $125 per Contract purchased, paid monthly, and will be paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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


         (b)      Reports on Form 8-K:

                           No reports on Form 8-K were filed in the three month period ended December 31, 1997.

         (c)      Exhibits:

                   EXHIBIT
                    NUMBER         EXHIBIT
                    ------         -------
                     3.1 -         Articles of Incorporation of U.S. Automobile Acceptance SNP-III, Inc.(1)
                     3.2 -         Bylaws of U.S. Automobile Acceptance SNP-III, Inc. (1)
                     4.1 -         Indenture Agreement between U.S. Automobile Acceptance SNP-III, Inc.
                                   and Texas Commerce Bank National Association, as
                                   Trustee, with respect to the 11% Automobile Contract
                                   Notes due December 31, 2001(1)
                     4.2 -         Form of 11% Automobile Contract Note due December 31, 2001 (1)
                    10.3 -         Servicing Agreement between U.S. Automobile Acceptance SNP-III,
                                   Inc. and U.S. Automobile Service Corporation (1)
                    27   -         Financial Data Schedule


         (d)      Financial Statements excluded by Rule 14a-3(b):  None.


--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1998

                                        U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.



                                        By:
                                              ---------------------------------
                                                Michael R. Marshall,  President



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                                    Title                                 Date
         ---------                                    -----                                 ----

By:                                         President and Director                      March 26, 1998
     -----------------------                (Principal Executive Officer
     Michael R. Marshall                    and Principal Financial Officer)





SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

         The registrant hereby undertakes to file with the Commission four copies of any annual report to its security holders when it is sent to such security holders.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                              FINANCIAL STATEMENTS



                          INDEX TO FINANCIAL STATEMENTS



                                                                                               PAGE
                                                                                               ----
Independent Auditor's Report                                                                    F-2
Balance Sheet as of December 31,
  1996 and 1997                                                                                 F-3
Statement of Operations for the
  years ended December 31, 1996
  and 1997                                                                                      F-4

Statement of Stockholders' Equity
  for the years ended December 31,
  1996 and 1997                                                                                 F-5
Statement of Cash Flows for the
  years ended December 31, 1996
  and 1997                                                                                      F-6
Notes to Financial Statements                                                                   F-7


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

              [TYSON HOPKINS CERTIFIED PUBLIC ACCOUNTANT LETTERHEAD]



                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
U.S. Automobile Acceptance SNP-III, Inc.

I have audited the balance sheets of U.S. Automobile Acceptance SNP-III, Inc. (the Company) as of December 31, 1996, and December 31, 1997 and the related statements of operations, stockholders' equity and cash flows for the period from incorporation on June 7, 1996 through December 31, 1996 and for the year ended December 31, 1997. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Automobile Acceptance SNP-III, Inc. as of December 31, 1996 and December 31, 1997 and the results of its operations, changes in stockholders' equity and cash flows for the periods then ended in conformity with generally accepted accounting principles.




TYSON HOPKINS
Oklahoma City, Oklahoma
February 27, 1998

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                  As of December 31, 1996 and December 31, 1997

                                                      ASSETS
                                                      ------

                                                                                 December 31,      December 31,
                                                                                     1996              1997
                                                                                     ----              ----
Cash and cash equivalents                                                       $  1,511,517      $  6,454,253
Contracts receivable                                                                     -0-        12,935,075
Capitalized note offering and
  organization costs                                                                 273,372         2,344,155
Other                                                                                 12,925             1,971
                                                                                ------------      ------------

                  TOTAL ASSETS                                                  $  1,797,814      $ 21,735,454
                                                                                ============      ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY
                                       ------------------------------------



Accrued interest payable                                                        $     11,542      $    166,397
Notes payable                                                                      1,739,000        18,983,000
Unearned interest, contract purchase
  discounts and allowance for losses                                                     -0-         3,004,083
Other                                                                                 13,700            13,700
                                                                                ------------      ------------

                  TOTAL LIABILITIES                                                1,764,242        22,167,180
                                                                                ------------      ------------

Commitments
Stockholders' equity:
  Common Stock $1.00 par value 3,000
    shares authorized, 1,000 shares                                                    1,000             1,000
    issued and outstanding
  Additional paid-in capital                                                          49,000            49,000
  Retained earnings (deficit)                                                        (16,428)         (481,726)
                                                                                ------------      ------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                                                         33,572          (431,726)
                                                                                ------------      ------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $  1,797,814      $ 21,735,454
                                                                                ============      ============



                 See accompanying notes to financial statements
                                       F-3

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                             STATEMENT OF OPERATIONS
            For the period from incorporation on June 7, 1996 through
           December 31, 1996 and for the year ended December 31, 1997





                                       December 31,   December 31,
                                           1996           1997
                                           ----           ----
Interest income                         $     195      $ 725,477

Interest expense                           12,603        983,789
                                        ---------      ---------

         Net interest expense             (12,408)      (258,312)

Gain from sale of contracts                   -0-         14,338
                                        ---------      ---------

         Net                              (12,408)      (243,974)

General and administrative expenses         4,020        221,324
                                        ---------      ---------

Net loss                                $ (16,428)     $(465,298)
                                        =========      =========

Net loss per share of common stock      $  (16.43)     $ (465.30)
                                        =========      =========




                 See accompanying notes to financial statements
                                       F-4

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
            For the period from incorporation on June 7, 1996 through
           December 31, 1996 and for the year ended December 31, 1997



                                    Common Stock           Paid-In        Retained
                                 Shares      Amount        Capital        Earnings        Total
                                 ------      ------        -------        --------        -----
Balance prior to
  incorporation on
  June 7, 1996

June 1996, issuance of
  common stock for cash,
  par value $1.00, sales
  price $50.00 per share         1,000      $   1,000      $  49,000     $     -0-      $  50,000


Net loss 1996                                                              (16,428)       (16,428)
                                 -----      ---------     ---------      ---------      ---------

Balances, December 31,
  1996                           1,000          1,000        49,000        (16,428)        33,572

Net loss 1997                                                             (465,298)      (465,298)
                                 -----      ---------     ---------      ---------      ---------

Balances, December 31,
  1997                           1,000      $   1,000     $  49,000      $(481,726)     $(431,726)
                                 =====      =========     =========      =========      =========


                 See accompanying notes to financial statements
                                       F-5

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                             STATEMENT OF CASH FLOWS
            For the period from incorporation on June 7, 1996 through
           December 31, 1996 and for the year ended December 31, 1997



                                                            December 31,      December 31,
                                                                1996              1997
                                                                ----              ----
Cash flows from operating activities:
         Net (loss)                                       $    (16,428)     $   (465,298)

         Adjustments to reconcile net income
           (loss)to cash provided by operating
           activities:
                  (Increase) decrease in other assets          (12,925)           10,954
                  Increase in accrued interest
                    payable and other liabilities               25,242           154,855
                                                          ------------      ------------

                           Cash used by operating
                             activities                         (4,111)         (299,489)
                                                          ------------      ------------

Cash flows from investing activities:
         Finance contracts purchased                               -0-       (14,850,171)
         Finance contracts collections                             -0-         1,915,096
         Unearned interest, discounts and deferred
           dealer collection fees                                  -0-         3,004,083
                                                          ------------      ------------
                           Cash used by investing
                             activities                            -0-        (9,930,992)

Cash flows from financing activities:
         Issuance of common stock                               50,000
         Proceeds from issuance of notes payable             1,739,000        17,244,000
         Capitalized offering and organization
            costs                                             (273,372)       (2,070,783)
                                                          ------------      ------------
                           Cash provided by financing
                             activities                      1,515,628        15,173,217
                                                          ------------      ------------
                           Increase in cash and cash
                             equivalents                     1,511,517         4,942,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   -0-         1,511,517
                                                          ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  1,511,517      $  6,454,253
                                                          ============      ============





                 See accompanying notes to financial statements
                                       F-6

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

GENERAL - U.S. Automobile Acceptance SNP-III, Inc. (herein referred to as "Company" or "SNP-III") was incorporated on June 7, 1996 as a Texas Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks ("Contracts"). The Company targets automobile purchasers who are typically unable to obtain credit from traditional sources (sub-prime credit customers). The contracts generally have APR interest rates at or near the maximum rate allowed by the state in which the automobile sale was originated and the payment terms are generally from 24 to 60 months. The Contracts are originated by used car divisions of new car dealerships and by independent used car dealerships ("Dealers"), with the Company's type financing arrangement generally being referred to as indirect consumer lending.

To date, all contract purchases have been financed through the issuance of publicly registered notes ("Notes") of the Company. The Notes are collateralized by individual motor vehicle retail installment Contracts. The Contracts are secured by liens on used automobile and light trucks and are generally purchased at discounts ranging from 2% to 25% below the total future net principal balance owed on such Contracts. Purchase discounts vary depending on the credit worthiness of the individual borrower and financial strength added by additional credit support agreements provided by the Dealers from which Contracts have been purchased. The Dealer credit support agreements are usually in the form of Contract replacement agreements, direct dealer recourse agreements, limited guarantee agreements or some other form of cash hold-back arrangement.

DEVELOPMENT STAGE ENTERPRISE - The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business, raising capital and purchasing initial Contracts. The Company began purchasing Contracts in the late first quarter of 1997 and expects to be fully operational by the third quarter of 1998.

ASSET-BACKED NOTE OFFERING - The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The $100,000 minimum required subscription amount was reached in November 1996 and the offering became effective. Subscriptions of $18,983,000 had been received at 1997 year end. The offering was fully subscribed for $24,000,000 in mid March 1998.

The Notes are issued under the terms of an Indenture Agreement between the Company and Chase Bank of Texas (formerly Texas Commerce Bank National Association), as Trustee. The Notes are secured by the Contracts and proceeds thereof.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The accounting and reporting policies of the Company conform to generally accepted accounting principles and to general practices within the finance industry.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS



USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures regarding contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents.

RESTRICTED CASH - The use of cash of SNP-III is restricted by the terms of an indenture agreement between the Company and Chase Bank of Texas, as Indenture Trustee, to initially purchase Contracts and for payment of allowed Expenses, trustee's fees and expenses, interest paid by transfers to Note Redemption Account for payment to Noteholders and before Note Redemption Date (January 1,
2001), any remaining proceeds used to purchase additional eligible Contracts, and After Note Redemption Trigger Date, any remaining proceeds deposited into Note Redemption Account for payment of Notes.

FINANCE CONTRACTS AND INCOME RECOGNITION - Upon purchase of a Contract, the Company records the gross amount of the Contract as a contract receivable and the difference between gross contract receivable and cost of the Contract is recorded as unearned interest, discounts and dealer hold- backs. Income from finance contracts is recognized using the effective interest method.

CAPITALIZED NOTE OFFERING AND ORGANIZATION COSTS - Costs directly related to note offering are capitalized and will be amortized over the period benefited after completion of the Note offering. Organization costs will be amortized over 60 months.

CREDIT LOSSES - The company believes that amounts included in unearned interest, discounts and dealer hold-back accounts are sufficient to cover any loan losses that will be incurred in the future. If management determines that additional loss reserves are necessary in the future they will be established at that time.

FAIR VALUE OF FINANCIAL INSTRUMENTS - SFAS No. 107, Disclosure About Fair Value of Financial Instruments, requires the disclosure, to the extent practicable, of the fair value of financial instruments which are recognized or unrecognized in the balance sheet. In Management's opinion, the fair value of finance contracts and Notes payable is approximately the same as the carrying value reflected in the financial statements.

INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred tax and financial reporting losses through year

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS


end 1997 and accordingly has no income tax liability as of December 31, 1997.

3. CONTRACTS RECEIVABLE

At December 31, 1997 contracts receivable were as follows:



                  Cost of Contracts purchased                 $ 9,930,992
                  Unearned interest, purchase
                  discounts and dealer hold-
                  backs

                                                                3,004,083
                                                              -----------
                  TOTAL ANTICIPATED CONTRACT
                   PAYMENTS
                                                              $12,935,075
                                                              ===========

Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional contracts.

4. NOTES PAYABLE

At December 31, 1996 and December 31, 1997 the Company had outstanding notes payable of $1,739,000 and $18,983,000 respectively. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

The Notes have been issued under the terms of an Indenture Agreement between SNP-III and Chase Bank of Texas, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. SNP-III holds vehicle titles and/or liens on the vehicles as collateral for Contracts until they are paid in full. Use of proceeds of contract collections of SNP-III is restricted to payments on the Notes, payment of certain allowed expenses of SNP-III and the purchase of additional contracts.

Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, controls the note redemption bank account and serves as escrow agent, initially receiving all funds received as Note subscriptions from the noteholders of SNP-III. In the event of non payment of principal or interest on the Notes, the Indenture Trustee may declare the principal and interest payable immediately and may pursue any available remedies by proceeding at law or in equity to collect or to enforce the performance of any provision of the Notes or the security agreement.

Noteholders may incur risks and uncertainties including concentration of assets since SNP-III is not expected to have any significant assets other than automobile finance contracts and since most of the borrowers and the related automobile collateral are expected to be located in the states of Oklahoma and

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS

Texas. Other risks include limited operating history of the Servicer and SNP-III, possible decline in future availability and quality of finance Contracts to be purchased due to increased competition, possible conflicts of interest between SNP-III and affiliate entities.

5. STOCKHOLDERS' EQUITY (DEFICIT)

The Company has issued 1,000 shares of common stock to U.S. Automobile Acceptance Corporation for $50,000 in connection with the organization of the Company.

The Company has incurred operating losses through December 31, 1997, and expects to continue to incur losses until purchase of the initial contract portfolio of SNP-III is completed. Management expects the finance operations of SNP-III will become profitable in third or fourth quarter of 1998.

6. RELATED PARTY TRANSACTIONS - COMMITMENT

U.S. Automobile Acceptance Corporation ("USAAC") contractually administers, services and collects contracts on behalf of USAA SNP-III and subcontracts a portion of the servicing and collection functions to certain Automobile Dealers and other subcontractors. The amount paid to USAAC for such services is restricted by the terms of various agreements.

Five percent (5%) of the proceeds of the Asset-Backed Note offering are paid to USAAC as reimbursement of registration, legal, accounting, printing, trustee, marketing, and other out of pocket fees and expenses and allocated general and administrative and overhead expenses related to the offering and organization of the Company.

The Servicer will be paid a servicing fee of $21.50 per month, per contract, limited to maximum of $85,000 per month. In addition, USAAC will be paid a one time purchase administration fee of $125 per contract purchased, paid monthly, and will be paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts.

                               Index to Exhibits

EXHIBIT
 NUMBER         EXHIBIT
 ------         -------
  3.1 -         Articles of Incorporation of U.S. Automobile Acceptance SNP-III, Inc.(1)
  3.2 -         Bylaws of U.S. Automobile Acceptance SNP-III, Inc. (1)
  4.1 -         Indenture Agreement between U.S. Automobile Acceptance SNP-III, Inc.
                and Texas Commerce Bank National Association, as
                Trustee, with respect to the 11% Automobile Contract
                Notes due December 31, 2001(1)
  4.2 -         Form of 11% Automobile Contract Note due December 31, 2001 (1)
 10.3 -         Servicing Agreement between U.S. Automobile Acceptance SNP-III,
                Inc. and U.S. Automobile Service Corporation (1)
 27             Financial Data Schedule

--------------------------------------------------------------------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement.