Form 10QSB
period 1998-03-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1998-05-15
CIK 1017959

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM IO-Q SB


  (Mark One)

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarterly period ended March 31, 1998      OR

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from_______to_______

 Commission file number    33-5144-D
                       --------------------------------------------------------

             U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
-------------------------------------------------------------------------------
    (Exact name of registrant as specified in its charter)

             Texas                                            75-2669147
-------------------------------------------------------------------------------
    (State or other jurisdiction of incorporation           (I.R.S. Employer
    or organization)                                       Identification No.)

             1120 NW 63rd , Suite G-108, Oklahoma City, Oklahoma 73116
-------------------------------------------------------------------------------
    (Address of principal executive offices)

             (405) 843-3135
-------------------------------------------------------------------------------
    (Registrant's telephone number, including area code)

             Not Applicable
-------------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes  X    No
     -----     -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.


  Yes        No          Not Applicable.
      -----     -----

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

1,000 shares of Common Stock

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS
        SEE ATTACHED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated on June 7, 1996 as a Texas Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks. The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The offering became effective in late 1996. Subscriptions of $23,994,000 had been received as of March 31, 1998.

         The Company has incurred operating losses through March 31, 1998 which resulted substantially from payment of interest on investor notes prior to purchase of interest yielding finance contracts from automobile dealers. This is referred to as negative interest spread. The Company expects to incur continued negative interest spread until the initial purchase of the finance contract portfolio is substantially completed in mid 1998. Accordingly, the Company expects finance operations will become profitable in the third or fourth quarter of 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        27  Financial Data Schedule



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        (Registrant) U. S. Automobile Acceptance SNP-III, Inc
                                    ------------------------------------------

Date: 5-15-98           (Signature) /s/ MICHAEL R. MARSHALL
     ----------------              -------------------------------------------
                                   Michael R. Marshall, President and Chief
                                   Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                   As of March 31, 1998 and December 31, 1997
                                   (Unaudited)

                                     ASSETS

                                                                                   March 31,         December 31,
                                                                                     1998                1997
                                                                                     ----                ----
Cash and cash equivalents                                                        $  5,755,748       $  6,454,253
Contracts receivable                                                               18,600,995         12,935,075
Capitalized note offering and
  organization costs                                                                3,665,011          2,344,155
Other                                                                                  17,860              1,971
                                                                                 ------------       ------------

                  TOTAL ASSETS                                                   $ 28,039,614       $ 21,735,454
                                                                                 ============       ============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued interest payable                                                         $    219,132       $    166,397
Notes payable                                                                      23,994,000         18,983,000
Unearned interest, contract purchase
  discounts and allowance for losses                                                4,426,780          3,004,083
Other                                                                                  13,700             13,700
                                                                                 ------------       ------------

                  TOTAL LIABILITIES                                                28,653,612         22,167,180
                                                                                 ------------       ------------

Commitments
Stockholders' equity:
  Common Stock $1.00 par value 3,000
    shares authorized, 1,000 shares                                                     1,000              1,000
    issued and outstanding
  Additional paid-in capital                                                           49,000             49,000
  Retained earnings (deficit)                                                        (663,998)          (481,726)
                                                                                 ------------       ------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                                                        (613,998)          (431,726)
                                                                                 ------------       ------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                         $ 28,039,614       $ 21,735,454
                                                                                 ============       ============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                             STATEMENT OF OPERATIONS
               For the three months ended March 31, 1998, and for
                        the year ended December 31, 1997
                                   (Unaudited)



                                                 March 31,    December 31,
                                                   1998          1997
                                                   ----          ----
Interest income                                 $ 672,251       $ 725,477

Interest expense                                  603,806         983,789
                                                ---------       ---------

         Net interest income (expense)             68,445        (258,312)

Gain from sale of contracts                           -0-          14,338

         Net income (loss) before
          general and administrative
          expenses                                 68,445        (243,974)

General and administrative expenses               250,717         221,324
                                                ---------       ---------

Net loss                                        $(182,272)      $(465,298)
                                                =========       =========

Net loss per share of common stock              $ (182.27)      $ (465.30)
                                                =========       =========





                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                       STATEMENT OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 1998, and for
                        the year ended December 31, 1997



                                  Common Stock               Paid-In        Retained

                              Shares         Amount          Capital        Earnings         Total
                              ------         ------          -------        --------         -----
Balances, December 31,
   1996                         1,000       $   1,000       $  49,000      $ (16,428)      $  33,572

Net loss 1997                                                               (465,298)       (465,298)
                            ---------       ---------       ---------      ---------       ---------

Balances, December 31,
   1997                         1,000           1,000          49,000       (481,726)       (431,726)

Net loss three months
  March 31, 1998                                                            (182,272)       (182,272)

Balances, March 31,
   1998                         1,000       $   1,000       $  49,000      $(663,998)      $(613,998)
                            =========       =========       =========      =========       =========






                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                             STATEMENT OF CASH FLOWS
                For the three months ended March 31, 1998 and for
                        the year ended December 31, 1997
                                   (Unaudited)


                                                               March 31,        December 31,
                                                                 1998               1997
                                                                 ----               ----
Cash flows from operating activities:
         Net (loss)                                        $   (182,272)      $   (465,298)
         Adjustments to reconcile net income
           (loss)to cash provided by operating
           activities:
                  (Increase) decrease in other assets           (15,889)            10,954
                  Increase in accrued interest
                    payable and other liabilities                52,735            154,855
                                                           ------------       ------------

                           Cash used by operating
                             activities                        (145,426)          (299,489)
                                                           ------------       ------------

Cash flows from investing activities:
         Finance contracts purchased                         (6,028,587)       (14,850,171)
         Finance contracts principal collections                362,667          1,915,096
         Unearned interest, discounts and deferred
           dealer collection fees                             1,422,697          3,004,083
                                                           ------------       ------------
                           Cash used by investing
                             activities                      (4,243,223)        (9,930,992)
                                                           ------------       ------------
Cash flows from financing activities:
         Proceeds from issuance of notes payable              5,011,000         17,244,000
         Capitalized offering and organization
          costs                                              (1,320,856)        (2,070,783)
                                                           ------------       ------------
                           Cash provided by financing
                             activities                       3,690,144         15,173,217
                                                           ------------       ------------
                           Increase in cash and cash
                             equivalents                       (698,505)         4,942,736

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              6,454,253          1,511,517
                                                           ------------       ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $  5,755,748       $  6,454,253
                                                           ============       ============






                 See accompanying notes to financial statements

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

ASSET-BACKED NOTE OFFERING - The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The $100,000 minimum required subscription amount was reached in November 1996 and the offering became effective. Subscriptions of $23,994,000 had been received at March 31, 1998

The Notes are issued under the terms of an Indenture Agreement between the Company and Chase Bank of Texas (formerly Texas Commerce Bank National Association), as Trustee. The Notes are secured by the Contracts and proceeds thereof.

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

RESTRICTED CASH - The use of cash of SNP-III is restricted by the terms of an indenture agreement between the Company and Chase Bank of Texas, as Indenture Trustee, to initially purchase Contracts and for payment of allowed Expenses, trustee's fees and expenses, interest paid by transfers to Note Redemption Account for payment to Noteholders and before Note Redemption Trigger Date (January 1, 2001), any remaining proceeds used to purchase additional eligible Contracts, and After Note Redemption Trigger Date, any remaining proceeds deposited into Note Redemption Account for payment of Notes.

FINANCE CONTRACTS AND INCOME RECOGNITION - Upon purchase of a Contract, the Company records the gross amount of the Contract as a contract receivable and the difference between gross contract receivable and cost of the Contract is recorded as unearned interest, discounts and allowance for loan losses. Income from finance contracts is recognized using the effective interest method.

CAPITALIZED NOTE OFFERING AND ORGANIZATION COSTS - Costs directly related to note offering are capitalized and will be amortized over the period benefited after completion of the Note offering. Organization costs will be amortized over 60 months.

CREDIT LOSSES - The company believes that amounts included in unearned interest, discounts and allowance for loan losses accounts are sufficient to cover any loan losses that will be incurred in the future. If management determines that additional loss reserves are necessary in the future they will be established at that time.

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


INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred tax and financial reporting losses and accordingly has no income tax liability.


3. CONTRACTS RECEIVABLE

At March 31, 1998 contracts receivable were as follows:


Cost of Contracts purchased                          $14,174,215
Unearned interest, purchase
 discounts and dealer hold-
 backs                                                 4,426,780
                                                     -----------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                            $18,600,995
                                                     ===========


Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional contracts.


4.  NOTES PAYABLE

At December 31, 1997, and March 31, 1998 the Company had outstanding notes payable of $18,983,000 and $23,994,000 respectively. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

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

Noteholders may incur risks and uncertainties including concentration of assets since SNP-III is not expected to have any significant assets other than automobile finance contracts and since most of the borrowers and the related automobile collateral are expected to be located in the states of Oklahoma and Texas. Other risks include limited operating history of the Servicer and SNP-III, possible decline in future availability and quality of finance Contracts to be purchased due to increased competition, possible conflicts of interest between SNP-III and affiliate entities.


5. STOCKHOLDERS' EQUITY (DEFICIT)

The Company issued 1,000 shares of common stock for $50,000 in connection with the organization of the Company.

The Company has incurred operating losses through March 31, 1998, and expects to continue to incur losses until purchase of the initial contract portfolio of SNP-III is completed. Management expects the finance operations of SNP-III will become profitable in third or fourth quarter of 1998.


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

                                 EXHIBIT INDEX


Exhibit
Number         Description
------         -----------

  27           Financial Data Schedule