Form 10QSB
period 1998-06-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1998-08-14
CIK 1017959

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM IO-Q SB


  (Mark One)

[ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

For the quarterly period ended June 30, 1998 OR [ ]

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

For the Transition period from_______to_______

  Commission file number    33-5144-D
                        -------------------------------------------------------

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

  Yes       [X]              No           [ ]         Not Applicable.

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

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         SEE ATTACHED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


              U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated on June 7, 1996 as a Texas Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks. The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The offering became effective in late 1996. Subscriptions of $23,997,000 had been received as of June 30, 1998.

              The Company has incurred operating losses through June 30, 1998 which resulted substantially from payment of interest on investor notes prior to purchase of interest yielding finance contracts from automobile dealers. This is referred to as negative interest spread. The Company expects to incur continued negative interest spread until the initial purchase of the finance contract portfolio is substantially completed in late 1998. Accordingly, the Company expects finance operations will become profitable in the fourth quarter of 1998.


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

                       (Registrant) U. S. Automobile Acceptance SNP-III, Inc
                                    ----------------------------------------


Date: August 8, 1998   (Signature)  /s/ MICHAEL R. MARSHALL
                                    ----------------------------------------
                                    Michael R. Marshall, President and Chief
                                        Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                                  BALANCE SHEET
                     As of June 30, 1998 and March 31, 1998
                                   (Unaudited)

                                                      ASSETS

                                                                                 March 31,            June 30,
                                                                                   1998                 1998
                                                                                -------------      -------------
Cash and cash equivalents                                                       $   5,755,748      $   3,925,174
Contracts receivable                                                               18,600,995         20,459,862
Capitalized note offering and
  organization costs                                                                3,665,011          3,722,761
Other                                                                                  17,860             22,175
                                                                                -------------      -------------

                  TOTAL ASSETS                                                  $  28,039,614      $  28,129,972
                                                                                =============      =============


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued interest payable                                                        $     219,132      $     219,917
Notes payable                                                                      23,994,000         23,997,000
Unearned interest, contract purchase
  discounts and allowance for losses                                                4,426,780          4,816,153
Other                                                                                  13,700             13,700
                                                                                -------------      -------------

                  TOTAL LIABILITIES                                                28,653,612         29,046,770
                                                                                -------------      -------------

Commitments
Stockholders' equity:
  Common Stock $1.00 par value 3,000
    shares authorized, 1,000 shares
    issued and outstanding                                                              1,000              1,000
  Additional paid-in capital                                                           49,000             49,000
  Retained earnings (deficit)                                                        (663,998)          (966,798)
                                                                                -------------      -------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                                                        (613,998)          (916,798)
                                                                                -------------      -------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                                        $  28,039,614      $  28,129,972
                                                                                =============      =============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                             STATEMENT OF OPERATIONS
           For the three months and the six months ended June 30, 1998
                                   (Unaudited)

                                                   Three months       Six months
                                                      ended             ended
                                                  June 30, 1998      June 30, 1998
                                                  -------------      -------------
Interest income                                   $     651,501      $   1,323,752

Interest expense                                        656,583          1,260,389
                                                  -------------      -------------

         Net interest income (expense)                   (5,082)            63,363

General and administrative expenses                     297,718            548,435
                                                  -------------      -------------

Net loss                                          $    (302,800)     $    (485,072)
                                                  =============      =============

Net loss per share of common stock                $     (302.80)     $     (485.07)
                                                  =============      =============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                        STATEMENT OF STOCKHOLDERS' EQUITY
               For the three months ended March 31, 1998, and for
                      the three months ended June 30, 1998

                                         Common Stock             Paid-In       Retained
                                     Shares         Amount        Capital        Earnings          Total
                                   ----------     ----------     ----------     ----------      ----------
Balances, December 31,
  1997                                  1,000     $    1,000     $   49,000     $ (481,726)     $ (431,726)
Net loss three months
  March 31, 1998                          -0-            -0-            -0-       (182,272)       (182,272)
                                   ----------     ----------     ----------     ----------      ----------
Balances, March 31,
  1998                                  1,000          1,000         49,000       (663,998)       (613,998)
Net loss three months
  June 30, 1998                           -0-            -0-            -0-       (302,800)       (302,800)
                                   ----------     ----------     ----------     ----------      ----------
Balances, June 30,
  1998                                  1,000     $    1,000     $   49,000     $ (966,798)     $ (916,798)
                                   ==========     ==========     ==========     ==========      ==========




                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                             STATEMENT OF CASH FLOWS
           For the three months and the six months ended June 30, 1998
                                   (Unaudited)

                                                                      Three months        Six months
                                                                          ended              ended
                                                                      June 30, 1998      June 30, 1998
                                                                      -------------      -------------
Cash flows from operating activities:
         Net (loss)                                                   $    (302,800)     $    (485,072)
         Adjustments to reconcile net income
           (loss)to cash provided by operating
           activities:
                  (Increase) decrease in other assets                        (4,315)           (20,204)
                  Increase in accrued interest
                    payable and other liabilities                               785             53,520
                                                                      -------------      -------------

                           Cash used by operating
                             activities                                    (306,330)          (451,756)
                                                                      -------------      -------------

Cash flows from investing activities:
         Finance contracts purchased                                     (2,579,139)        (8,607,726)
         Finance contracts principal collections                            720,272          1,082,939
         Unearned interest, discounts and deferred
           dealer collection fees                                           389,373          1,812,070
                                                                      -------------      -------------
                           Cash (used) by investing
                             activities                                  (1,469,494)        (5,712,717)
                                                                      -------------      -------------
Cash flows from financing activities:
         Proceeds from issuance of notes payable                              3,000          5,014,000
         Capitalized offering and organization
          costs                                                             (57,750)        (1,378,606)
                                                                      -------------      -------------
                           Cash provided (used) by
                             financing activities                           (54,750)         3,635,394
                                                                      -------------      -------------
                           Increase (decrease) in cash
                             and cash equivalents                        (1,830,574)        (2,529,079)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          5,755,748          6,454,253
                                                                      -------------      -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $   3,925,174      $   3,925,174
                                                                      =============      =============



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

DEVELOPMENT STAGE ENTERPRISE - The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business, raising capital and purchasing initial Contracts. The Company began purchasing Contracts in the late first quarter of 1997 and expects to be fully operational in the third or fourth quarter of 1998.

ASSET-BACKED NOTE OFFERING - The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The $100,000 minimum required subscription amount was reached in November 1996 and the offering became effective. Subscriptions of $23,997,000 had been received at June 30, 1998.

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


3. CONTRACTS RECEIVABLE

At June 30, 1998 contracts receivable were as follows:

Cost of Contracts purchased                                                         $15,643,709
Unearned interest, purchase
 discounts and dealer hold-
 backs                                                                                4,816,153
                                                                                    -----------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                                                           $20,459,862
                                                                                    ===========


Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional contracts.


4.  NOTES PAYABLE

At December 31, 1997, and June 30, 1998 the Company had outstanding notes payable of $18,983,000 and $23,997,000 respectively. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

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

The Company has incurred operating losses through June 30, 1998, and expects to continue to incur losses until purchase of the initial contract portfolio of SNP-III is completed. Management expects the finance operations of SNP-III will become profitable in the fourth quarter of 1998.


6. RELATED PARTY TRANSACTIONS - COMMITMENT

U.S. Automobile Acceptance Corporation ("USAAC") contractually administers, services and collects contracts on behalf of USAA SNP-III and subcontracts a portion of the servicing and collection functions to certain Automobile Dealers and other subcontractors. The amount paid to USAAC for such services is restricted by the terms of various agreements.

Five percent (5%) of the proceeds of the Asset-Backed Note offering were paid to USAAC as reimbursement of registration, legal, accounting, printing, trustee, marketing, and other out of pocket fees and expenses and allocated general and administrative and overhead expenses related to the offering and organization of the Company.

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

                               INDEX TO EXHIBITS

     Exhibit
     Number                        Exhibit
     ------                        -------
     Ex 27                  Financial Data Schedule