Form 10QSB
period 1998-09-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1998-11-16
CIK 1017959

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB


  (Mark One)

[x] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended September 30, 1998 OR
[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the Transition period from                      to
                              ---------------------    ------------------------

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

       1120 NW 63rd, Suite G-108, Oklahoma City, Oklahoma 73116
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

       (405) 843-3135
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

       Not Applicable
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 123 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

  Yes                        No                            Not Applicable.
      -------                  ------

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

         1,000 shares of Common Stock

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                                 BALANCE SHEET
                   As of September 30, 1998 and June 30, 1998
                                  (Unaudited)


                                                   ASSETS

                                                                                     June 30,     September 30,
                                                                                       1998           1998
                                                                                    ------------   ------------

Cash and cash equivalents                                                           $  3,925,174   $  4,065,044
Contracts receivable                                                                  20,459,862     20,015,583
Capitalized note offering and organization costs                                       3,722,761      3,782,423
Other                                                                                     22,175         20,207
                                                                                    ------------   ------------

                  TOTAL ASSETS                                                      $ 28,129,972   $ 27,883,257
                                                                                    ============   ============


                                     LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued interest payable                                                            $    219,917   $    219,917
Notes payable                                                                         23,997,000     23,997,000
Unearned interest, contract purchase discounts and allowance for losses                4,816,153      4,866,693
Other                                                                                     13,700         13,700
                                                                                    ------------   ------------

                  TOTAL LIABILITIES                                                   29,046,770     29,097,310
                                                                                    ------------   ------------

Commitments
Stockholders' equity:
  Common Stock $1.00 par value 3,000
    shares authorized, 1,000 shares
    issued and outstanding                                                                 1,000          1,000
  Additional paid-in capital                                                              49,000         49,000
  Retained earnings (deficit)                                                           (966,798)    (1,264,053)
                                                                                    ------------   ------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                                                           (916,798)    (1,214,053)
                                                                                    ------------   ------------

                  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 28,129,972   $ 27,883,257
                                                                                    ============   ============


                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                            STATEMENT OF OPERATIONS
       For the three months and the nine months ended September 30, 1998
                                  (Unaudited)



                                           Three months         Nine months
                                               ended               ended
                                          Sept. 30, 1998      Sept. 30, 1998
                                          --------------      --------------

Interest income                             $   654,096         $ 1,977,848

Interest expense                                655,959           1,916,348
                                            -----------         -----------

         Net interest income (expense)           (1,863)             61,500

General and administrative expenses             295,392             843,827
                                            -----------         -----------

Net loss                                    $  (297,255)        $  (782,327)
                                            ===========         ===========

Net loss per share of common stock          $   (297.26)        $   (782.33)
                                            ===========         ===========

                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                       STATEMENT OF STOCKHOLDERS' EQUITY
       For the three months and the nine months ended September 30, 1998
                                  (Unaudited)


                                        Common Stock           Paid-In       Retained
                                    Shares        Amount       Capital       Earnings        Total
                                  -----------   -----------   -----------   -----------    -----------
Balances, December 31, 1997             1,000   $     1,000   $    49,000   $  (481,726)   $  (431,726)
Net loss six months
  June 30, 1998                           -0-           -0-           -0-      (485,072)      (485,072)
                                  -----------   -----------   -----------   -----------    -----------
Balances, June 30, 1998                 1,000   $     1,000   $    49,000   $  (966,798)   $  (916,798)
Net loss three months
  September 30, 1998                      -0-           -0-           -0-      (297,255)      (297,255)
                                  -----------   -----------   -----------   -----------    -----------
Balances, September 30, 1998            1,000   $     1,000   $    49,000   $(1,264,053)   $(1,214,053)
                                  ===========   ===========   ===========   ===========    ===========




                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                            STATEMENT OF CASH FLOWS
       For the three months and the nine months ended September 30, 1998
                                  (Unaudited)



                                                          Three months     Nine months
                                                             ended           ended
                                                         Sept. 30, 1998  Sept. 30, 1998
                                                         --------------  --------------
Cash flows from operating activities:

         Net (loss)                                        $  (297,255)   $  (782,327)
         Adjustments to reconcile net income
           (loss)to cash provided by operating
           activities:
                  (Increase) decrease in other assets            1,968        (18,236)
                  Increase in accrued interest
                    payable and other liabilities                  -0-         53,520
                                                           -----------    -----------
                           Cash used by operating
                             activities                       (295,287)      (747,043)
                                                           -----------    -----------

Cash flows from investing activities:
         Finance contracts purchased                          (163,271)    (8,770,997)
         Finance contracts principal collections               607,550      1,690,489
         Unearned interest, discounts and deferred
           dealer collection fees                               50,540      1,862,610
                                                           -----------    -----------
                           Cash (used) by investing
                             activities                        494,819     (5,217,898)
                                                           -----------    -----------
Cash flows from financing activities:
         Proceeds from issuance of notes payable                   -0-      5,014,000
         Capitalized offering and organization
          costs                                                (59,662)    (1,438,268)
                                                           -----------    -----------
                           Cash provided (used) by
                             financing activities              (59,662)     3,575,732
                                                           -----------    -----------
                           Increase (decrease) in cash
                             and cash equivalents              139,870     (2,389,209)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             3,925,174      6,454,253
                                                           -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 4,065,044    $ 4,065,044
                                                           ===========    ===========

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

DEVELOPMENT STAGE ENTERPRISE - The Company is considered to be in the "development stage" as substantially all of its efforts have been expended in establishing the new business, raising capital and purchasing initial Contracts. The Company began purchasing Contracts in the late first quarter of 1997 and expects to be fully operational in late 1998 or early 1999.

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

3. CONTRACTS RECEIVABLE


At September 30, 1998 contracts receivable were as follows:

Cost of Contracts purchased                      $15,148,890
Unearned interest, purchase
 discounts and dealer hold-
 backs                                             4,866,693
                                                 -----------
TOTAL ANTICIPATED CONTRACT
 PAYMENTS                                        $20,015,583
                                                 ===========


Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional contracts.

4.  NOTES PAYABLE

At December 31, 1997, and September 30, 1998 the Company had outstanding notes payable of $18,983,000 and $23,997,000 respectively. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

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

Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, controls the note redemption bank account and serves as

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a development stage enterprise)

                         NOTES TO FINANCIAL STATEMENTS

escrow agent, initially receiving all funds received as Note subscriptions from the noteholders of SNP-III. In the event of nonpayment of principal or interest on the Notes, the Indenture Trustee may declare the principal and interest payable immediately and may pursue any available remedies by proceeding at law or in equity to collect or to enforce the performance of any provision of the Notes or the security agreement.

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

The Company has incurred operating losses through September 30, 1998, and expects to continue to incur losses until purchase of the initial contract portfolio of SNP-III is completed. Management expects the finance operations of SNP-III will become profitable in 1999.

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

The Company has incurred operating losses through September 30, 1998 which resulted substantially from payment of interest on investor notes prior to purchase of interest yielding finance contracts from automobile dealers. This is referred to as negative interest spread. The Company expects to incur continued negative interest spread until the initial purchase of the finance contract portfolio is substantially completed. Accordingly, the Company expects finance operations will become profitable in 1999.

IMPACT OF YEAR 2000. Many existing computer programs use only two digits to identify a year in date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, this could result in a system failure or calculations of erroneous results by or at the Year 2000. The Company's information technology consultant recently assessed the Company's readiness to manage Year 2000 issues. This included a review of all current computer systems in use, as well as communications with significant data processing subcontractors to determine the extent to which the Company's operations are vulnerable to third parties' failure to correct their own Year 2000 issues. Based on the overall assessment performed, the Company has determined that it will not need to significantly modify or replace any of its current systems in order to comply with Year 2000 issues. In addition, based upon communications with significant third party data processing subcontractors, the Company is not aware of any material impact on their systems relating to the transition to the Year 2000. The Company's total cost of Year

2000 related issues is not expected to have a material adverse effect on the Company's results of operations. However, should the Company have a significant failure of its computer systems or its subcontractors' systems related to Year 2000 issues, the Company could be required to account for, manage and administrate Contract purchases, Contract collections, investor administration and investor distributions manually or on a reduced computerized basis for a period of time. Because of management's prior experience utilizing manual and partially computerized systems and due to the relatively small number of Contract purchases and investor subscriptions expected by the Company prior to December 31, 1999, the Company does not expect the Year 2000 issues to be a significant financial exposure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable


                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         NONE

ITEM 2.  CHANGES IN SECURITIES

         NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5. OTHER INFORMATION

         NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


Exhibit No.                                Description
-----------                                -----------
   27                          Financial Data Schedule

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         (Registrant) U. S. Automobile Acceptance SNP-III, Inc
                                      -----------------------------------------

Date:    November 11, 1998      (Signature)      /s/ Michael R. Marshall
      ------------------------             ------------------------------------
                                           Michael R. Marshall,
                                           President and Chief
                                           Financial Officer

                               INDEX TO EXHIBITS

Exhibit No.                                Description
-----------                                -----------
   27                          Financial Data Schedule