Form 10KSB
period 1998-12-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 1999-04-15
CIK 1017959

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB


    (Mark One)
         [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998

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

      1120 N.W. 63RD , SUITE G-108
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

         At December 31, 1998, an aggregate of 1,000 shares of the registrant's Common Stock, par value $1.00 each (being the registrant's only class of common stock), were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

                                     PART I

ITEM 1. BUSINESS

GENERAL

         U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated as a Texas Corporation in June, 1996. The Company is a limited purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle sub- prime credit receivables (the "Contracts"). The Company purchases Contracts, at a discount, created by the sale of used automobiles and light trucks. The Company has financed its business through the securitization of the Contracts that it purchases. A public note offering, began in late 1996, was completed in early 1998, with total subscriptions of $23,996,000.

         The Company's offices are located at 1120 N.W. 63rd, Suite G-108, Oklahoma City, Oklahoma 73116.

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

           The purchase discount varies depending on the credit worthiness of the borrower and on the availability and financial strength added by additional recourse or credit support agreements often provided by the automobile dealer. These dealer credit support agreements are in the form of contract replacement guarantees, direct dealer recourse, limited guaranty agreements or some other form of cash hold-back arrangement.

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

          The Company and the Servicer utilizes independent commission agents as well as employees of the Servicer and Company to assist in locating eligible Contracts.

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


ITEM 2.  PROPERTIES

         Not applicable

ITEM 3.  LEGAL PROCEEDINGS

         There are no legal proceedings pending against the Company. The Company has in the ordinary course of business filed numerous legal proceedings against various automobile dealers for breach of contract and failure to honor dealer recourse agreements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company was deemed to be in the development stage until early 1998 as substantially all its efforts were expended in establishing the new business, raising capital and purchasing initial contracts. During 1998 the Company has incurred substantial operating losses resulting principally from poor performance of its contract receivable portfolio additionally resulting in the write-off of approximately $2,700,000 of contract receivable, increased operating, legal, administrative and collateral disposition costs and decreased interest revenues related to the defaulted contracts. Many automobile dealers have failed to honor dealer recourse agreement resulting in legal actions against many dealers.

         The contract receivables of the Company have not performed as expected, accordingly, the Company is presently reviewing future alternatives including possibly orderly liquidation and early payment of the Company's secured notes. Continued future poor performance of the contract receivable portfolio could ultimately result in the Company being unable to fully pay its debt obligations.


ITEM 7.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              See index at page F-1.

ITEM. 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                  None


ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

         Mr. Michael R. Marshall, age 49, is Chairman of the Board and President of the Company, and its Servicer, U.S. Automobile Acceptance Corporation. Mr. Marshall is also Chairman of the board of Directors and President of U.S. Automobile Acceptance 1995-1, Inc. ("USAA 1995-1"), a limited purpose corporation with business activities similar to the activities of the Company. USAA 1995-1 began operations and purchasing Contracts in October 1995. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing

Certified Public Accountant and as a corporate financial consultant and since 1982 has specialized in assisting companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas industry loans of distressed financial institutions. Mr. Marshall has been in the automobile finance business since early 1994.

ITEM 10.  EXECUTIVE COMPENSATION

         None


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of December 31, 1998, relating to the beneficial ownership of the Company's capital stock by any person or "group", as that term is used in Section 13(d)(3) of the Securities and Exchange Act of 1934 (the "Exchange Act"), known to the Company to own beneficially five percent (5%) or more of the outstanding shares of Common Stock, and known to the Company to be owned by each director of the Company and by all officers and directors of the Company as a group. Except as otherwise noted, each of the persons named below is believed by the Company to possess sole voting and investment power with respect to the shares of Common Stock beneficially owned by each person.

                                                                                  AMOUNT AND NATURE OF BENEFICIAL
         NAME AND ADDRESS OF                                 NUMBER                   OWNERSHIP PERCENTAGE OF
         BENEFICIAL OWNER                                   OF SHARES                  CLASS OUTSTANDING (1)
         ----------------                                   ---------                  -----------------

U.S. Automobile Acceptance Corporation (1)
1120 N.W. 63rd, Suite G-108
Oklahoma City, OK  73116                                      1,000                             100%


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company. The Company's contracts will be administrated, serviced and collected on behalf of the Company by U.S. Automobile Acceptance Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors. The Servicer is paid a servicing fee of $21.50 per month, per contract. In addition, the Company's Parent will be paid a purchase administration fee of $125 per Contract purchased, paid monthly, and will be paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts. All other general and administrative expenses of the Company are paid by the Company or reimbursed to USAAC.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

  (a)      Financial Statements and Schedules:

                    The financial statements listed in the Index to Financial Statements are filed as part of this annual report. No financial statement schedules are required to be filed as part of this annual report because all information otherwise included in schedules has been incorporated into the Notes to Financial Statements.

  (b)      Reports on Form 8-K:

                    No reports on Form 8-K were filed in the three month period ended December 31, 1998.

  (c)      Exhibits:

   EXHIBIT
   NUMBER           EXHIBIT
   ------           -------
     3.1    -   Articles of Incorporation of U.S. Automobile Acceptance
                SNP-III, Inc.(1)

     3.2    -   Bylaws of U.S. Automobile Acceptance SNP-III, Inc.(1)

     4.1    -   Indenture Agreement between U.S. Automobile Acceptance
                SNP-III, Inc. and Texas Commerce Bank National Association,
                as Trustee, with respect to the 11% Automobile Contract
                Notes due December 31, 2001(1)

     4.2    -   Form of 11% Automobile Contract Note due December 31, 2001(1)

    10.3    -   Servicing Agreement between U.S. Automobile Acceptance SNP-III,
                Inc. and U.S. Automobile Service Corporation(1)

    27      -   Financial data schedule

  (d)      Financial Statements excluded by Rule 14a-3(b):  None.

-------------------------------------------------------------------------------


    (1) Incorporated by reference to the Company's Form SB-2 Registration Statement

-------------------------------------------------------------------------------

                                            SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Dated: April 14, 1999

                                       U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.



                                       By: /s/ Michael R. Marshall
                                           ------------------------------------
                                           Michael R. Marshall,  President


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


         Signature                                 Title                                 Date
         ---------                                 -----                                 ----
By: /s/ Michael R. Marshall                President and Director                      April 14, 1999
   ----------------------------         (Principal Executive Officer
    Michael R. Marshall                and Principal Financial Officer)






SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                              FINANCIAL STATEMENTS



                         INDEX TO FINANCIAL STATEMENTS


                                                     PAGE
                                                     ----
Independent Auditor's Report                          F-2

Balance Sheet as of December 31,
  1997 and 1998                                       F-3

Statement of Operations for the
  years ended December 31, 1997
  and 1998                                            F-4

Statement of Stockholders' Equity
  for the years ended December 31,
  1997 and 1998                                       F-5

Statement of Cash Flows for the
  years ended December 31, 1997
  and 1998                                            F-6

Notes to Financial Statements                         F-7


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

      TYSON HOPKINS
CERTIFIED PUBLIC ACCOUNTANT

                                                          P.O. BOX 12127
                                                  OKLAHOMA CITY, OKLAHOMA 73157
                                                          (405) 789-3617






                          INDEPENDENT AUDITOR'S REPORT




Board of Directors
U.S. Automobile Acceptance SNP-III, Inc.

I have audited the balance sheets of U.S. Automobile Acceptance SNP-III, Inc. (the Company) as of December 31, 1997, and December 31, 1998 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U.S. Automobile Acceptance SNP-III, Inc. as of December 31, 1997 and December 31, 1998 and the results of its operations, changes in stockholders' equity and cash flows for the periods then ended in conformity with generally accepted accounting principles.




TYSON HOPKINS
Oklahoma City, Oklahoma
April 7, 1999

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                                 BALANCE SHEET
                 As of December 31, 1997 and December 31, 1998

                                     ASSETS

                                                         December 31,         December 31,
                                                             1998                 1997
                                                             ----                 ----

Cash and cash equivalents                               $  4,577,315         $  6,454,253

Contracts receivable                                      13,748,067           12,935,075

Capitalized note offering and
  organization costs less
  accumulated amortization of
  $572,567                                                 2,290,266            2,344,155

Other                                                          7,074                1,971
                                                        ------------         ------------

                  TOTAL ASSETS                          $ 20,622,722         $ 21,735,454
                                                        ============         ============


                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------

Accrued interest payable                                $    219,918         $    166,397
Notes payable                                             23,996,000           18,983,000
Unearned interest, contract purchase
  discounts and allowance for losses                       2,147,765            3,004,083
Other                                                            -0-               13,700
                                                        ------------         ------------

                  TOTAL LIABILITIES                       26,363,683           22,167,180
                                                        ------------         ------------

Commitments
Stockholders' equity:
  Common Stock $1.00 par value 3,000
    shares authorized, 1,000 shares                            1,000                1,000
    issued and outstanding
  Additional paid-in capital                                  49,000               49,000
  Retained earnings (deficit)                             (5,790,961)            (481,726)
                                                        ------------         ------------

                  TOTAL STOCKHOLDERS' EQUITY
                    (DEFICIT)                             (5,740,961)            (431,726)
                                                        ------------         ------------
                  TOTAL LIABILITIES AND
                    STOCKHOLDERS' EQUITY                $ 20,622,722         $ 21,735,454
                                                        ============         ============


                 See accompanying notes to financial statements
                                      F-3

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                            STATEMENT OF OPERATIONS
          For the years ended December 31, 1997 and December 31, 1998


                                                     December 31,         December 31,
                                                         1998                1997
                                                     -----------         -----------
Interest income                                      $ 2,644,886         $   725,477

Interest expense                                       2,576,148             983,789
                                                     -----------         -----------

         Net interest income (expense)                    68,738            (258,312)

Other income                                              18,938              14,338
                                                     -----------         -----------

         Net                                              87,676            (243,974)

General and administrative expenses                    2,121,644             221,324

Amortization of offering and
  organization costs                                     572,567                 -0-

Write-off of contracts receivable                      2,702,700                 -0-

Net loss                                             $(5,309,235)        $  (465,298)
                                                     ===========         ===========

Net loss per share of common stock                   $ (5,309.24)        $   (465.30)
                                                     ===========         ===========





                 See accompanying notes to financial statements
                                      F-4

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                     STATEMENT OF STOCKHOLDERS' EQUITY
          For the years ended December 31, 1997 and December 31, 1998



                                               Common Stock                 Paid-In             Retained
                                         Shares            Amount           Capital              Earnings             Total
                                         ------            ------           -------              --------             -----
Balances, December 31,
 1996                                     1,000         $     1,000         $    49,000        $   (16,428)        $    33,572

Net loss 1997                                                                                     (465,298)           (465,298)
                                    -----------         -----------         -----------        -----------         -----------

Balances, December 31,
 1997                                     1,000               1,000              49,000           (481,726)           (431,726)

Net loss 1998                                                                                   (5,309,235)         (5,309,235)
                                    -----------         -----------         -----------        -----------         -----------

Balances, December 31,
 1998                                     1,000         $     1,000         $    49,000        $(5,790,961)        $(5,740,961)
                                    ===========         ===========         ===========        ===========         ===========






                 See accompanying notes to financial statements
                                      F-5

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                        STATEMENT OF CASH FLOWS For the
              years ended December 31, 1997 and December 31, 1998


                                                                    December 31,        December 31,
                                                                        1998                1997
                                                                        ----                ----
Cash flows from operating activities:
         Net (loss)                                                $ (5,309,235)        $   (465,298)
         Adjustments to reconcile net income
           (loss)to cash provided by operating
           activities:
                  Write-off of contracts receivable                   2,702,700
                  Amortization of capitalized note
                    offering costs                                      572,567
                  (Increase) decrease in other assets                    (5,103)              10,954
                  Increase in accrued interest
                    payable and other                                    39,821              154,855
                                                                   ------------         ------------

                           Cash used by operating
                             activities                              (1,999,250)            (299,489)
                                                                   ------------         ------------

Cash flows from investing activities:
         Finance contracts purchased                                 (7,456,026)         (14,850,171)
         Finance contracts collections                                3,940,334            1,915,096
         Unearned interest, discounts and deferred
           dealer collection fees increase (decrease)                  (856,318)           3,004,083
                                                                   ------------         ------------
                           Cash used by investing
                             activities                              (4,372,010)          (9,930,992)
                                                                   ------------         ------------
Cash flows from financing activities:
         Proceeds from issuance of notes payable                      5,013,000           17,244,000
         Capitalized offering and organization
            costs                                                      (518,678)          (2,070,783)
                                                                   ------------         ------------
                           Cash provided by financing
                             activities                               4,494,322           15,173,217
                                                                   ------------         ------------
                           Increase (decrease) in cash
                             and cash equivalents                    (1,876,938)           4,942,736
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                      6,454,253            1,511,517
                                                                   ------------         ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  4,577,315         $  6,454,253
                                                                   ============         ============





                 See accompanying notes to financial statements
                                      F-6

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                         NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS

GENERAL - U.S. Automobile Acceptance SNP-III, Inc. (herein referred to as "Company" or "SNP-III") was incorporated in June 1996 as a Texas Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks ("Contracts"). The Company targets automobile purchasers who are typically unable to obtain credit from traditional sources (sub-prime credit customers). The contracts generally have APR interest rates at or near the maximum rate allowed by the state in which the automobile sale was originated and the payment terms are generally from 24 to 60 months. The Contracts are originated by used car divisions of new car dealerships and by independent used car dealerships ("Dealers"), with the Company's type financing arrangement generally being referred to as indirect consumer lending.

To date, all contract purchases have been financed through the issuance of publicly registered notes ("Notes") of the Company. The Notes are collateralized by individual motor vehicle retail installment Contracts. The Contracts are secured by liens on used automobile and light trucks and are generally purchased at discounts ranging from 2% to 25% below the total future net principal balance owed on such Contracts. Purchase discounts vary depending on the credit worthiness of the individual borrower and financial strength added by additional credit support agreements often provided by the Dealers from which Contracts have been purchased. The Dealer credit support agreements are usually in the form of Contract replacement agreements, direct dealer recourse agreements, limited guarantee agreements or some other form of cash hold-back arrangement.

ASSET-BACKED NOTES - The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11% Promissory Notes due December 31, 2001. The $100,000 minimum required subscription amount was reached in November 1996 and the offering became effective. The offering was completed with subscriptions totaling $23,996,000 in early 1998.

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

RESTRICTED CASH - The use of cash of SNP-III is restricted by the terms of an indenture agreement between the Company and Chase Bank of Texas, as Indenture Trustee, to initially purchase Contracts and for payment of certain allowed Expenses, trustee's fees and expenses, interest to Noteholders and before Note Redemption Date (January 1, 2001), any remaining proceeds used to purchase additional eligible Contracts, and After Note Redemption Trigger Date, any remaining proceeds deposited into Note Redemption Account for payment of Notes.

FINANCE CONTRACTS AND INCOME RECOGNITION - Upon purchase of a Contract, the Company records the gross amount of the Contract as a contract receivable and the difference between gross contract receivable and cost of the Contract is recorded as unearned interest, discounts and allowances for losses. Income from finance contracts is recognized using the effective interest method.

CAPITALIZED NOTE OFFERING AND ORGANIZATION COSTS - Costs directly related to note offering and organization costs are capitalized and amortized over the period benefited after completion of the Note offering in early 1998.

CREDIT LOSSES - The Company had credit losses of approximately $2,700,000 in 1998. The Company advises that these resulted principally from failure of automobile dealers to honor their recourse and contract replacement agreements. The Company has taken legal action against defaulting dealers which is their policy, but does not expect any significant future recovery. The Company charges off contracts receivable as an individual contract is determined to be uncollectible.

The Company believes that amounts included in unearned interest, discounts and allowance for loss accounts are sufficient to cover loan losses that will be incurred in the future. If management determines that additional loss reserves are necessary in the future they will be established at that time.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                         NOTES TO FINANCIAL STATEMENTS


INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred tax and financial reporting losses through year end 1998 and accordingly has no income tax liability as of December 31, 1998.


3. CONTRACTS RECEIVABLE

At December 31, 1998 contracts receivable consist of aggregate amounts due of approximately $13,700,000. Contracts receivable written off during 1998 totaled approximately $2,700,000. Dealer recourse agreements have generally not performed as expected during 1998 resulting in substantially higher than anticipated loan losses.

Use of proceeds of contract receivable collections is restricted to repayment of Notes payable described in Note 4, payment of certain allowed expenses of the Company and the purchase of additional contracts.


4.  NOTES PAYABLE

At December 31, 1997 and December 31, 1998 the Company had outstanding notes payable of $18,983,000 and $23,996,000 respectively. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

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

Under the terms of the various agreements Chase Bank holds a security agreement for the benefit of the noteholders, serves as indenture trustee, paying agent, note registrar, and initially as subscription escrow agent. In the event of non payment of principal or interest on the Notes, the Indenture Trustee may declare the principal and interest payable immediately and may pursue any available remedies by proceeding at law or in equity to collect or to enforce the performance of any provision of the Notes or the security agreement.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.


                         NOTES TO FINANCIAL STATEMENTS



5.       RELATED PARTY TRANSACTIONS

U.S. Automobile Acceptance Corporation ("USAAC") contractually administers, services and collects contracts on behalf of SNP-III and subcontracts a portion of the servicing and collection functions to certain Automobile Dealers and other subcontractors.

Five percent (5%) of proceeds of the Asset-Backed Note offering have been paid to USAAC as reimbursement of registration, legal, accounting, printing, trustee, marketing, and other out of pocket fees and expenses and allocated general and administrative and overhead expenses related to the offering and organization of the Company.

The Servicer is paid a servicing fee of $21.50 per month, per contract, limited to maximum of $85,000 per month. In addition, USAAC is paid a purchase administration fee of $125 per contract purchased, paid monthly, and is paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts. All other general and administrative expenses of the Company are paid by SNP-III or reimbursed to USAAC.

EXHIBIT
NUMBER           EXHIBIT
------           -------
 3.1      -      Articles of Incorporation of U.S. Automobile Acceptance SNP-
                 III, Inc.(1)

 3.2      -      Bylaws of U.S. Automobile Acceptance SNP-III, Inc.(1)

 4.1      -      Indenture Agreement between U.S. Automobile Acceptance SNP-III,
                 Inc. and Texas Commerce Bank National Association, as Trustee,
                 with respect to the 11% Automoble Contract Notes due
                 December 31, 2001(1)

 4.2      -      Form of 11% Automobile Contract Note due December 31, 2001(1)

10.3      -      Servicing Agreement between U.S. Automobile Acceptance SNP-III,
                 Inc. and U.S. Automobile Service Corporation(1)

27        -      Financial Data Schedule

------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

-------------------------------------------------------------------------------