Form 10QSB
period 1999-03-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

     [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

     [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from_______to______

                        Commission file number 33-5144-D
                                    ---------

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            TEXAS                                   75-2669147
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


             1120 NW 63RD, SUITE 250, OKLAHOMA CITY, OKLAHOMA 73116
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 843 -3135
                                 ---------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)



                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes [ ]            No [ ]           Not Applicable.


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000 shares of Common Stock
                                          -----------------------------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [ ]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

See index at page F-1.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated on June 7, 1996 as a Texas Corporation. The Company was formed to purchase, collect and service retail installment sale financing contracts created by the sale of used automobiles and light trucks. The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,000,000 of 11 % Promissory Notes due December 31, 2001. Note Subscriptions, at the completion of the offering, totaled $23,996,000.

The Company has incurred very high customer defaults in its high interest yielding used automobile sub-prime finance portfolio. In addition the Company has experienced a high dealership guarantee default rate for many of the automobile dealers from which automobile finance contracts were purchased. Accordingly the Company's operating, collection, repossession and collateral deposition costs, as well as losses from collateral dispositions, general and administrative expenses and legal costs attempting to enforce recourse agreements have been much higher that anticipated. Therefore, the decreased size of the performing contract portfolio has resulted in substantially decreased interest revenues. USAA SNP-III has incurred finance contract write offs substantially in excess of originally anticipated amounts.

Accordingly, the Company believes that adopting a plan of orderly liquidation and/or plan of reorganization is appropriate. The Company plans to begin discussion with noteholders and Chase Bank of Texas to begin the process necessary to implement procedures to allow for early liquidation of assets and/or plan of reorganization of the Company. The Company plans to use best efforts to implement and complete the plan (if approved by noteholders) during 2001.

There is no assurance that any proposed early liquidation and/or reorganization plan will be approved by the noteholders or completed in a timely basis. A federal bankruptcy or state court receivership action or other legal actions might ultimately result.

In September 2000, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting information to the Indenture Trustee. The Company was notified its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related note agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company plans to cure this technical default within the ninety-day grace period.



                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There are no legal proceedings pending against the Company. The Company has in the ordinary course of business filed numerous legal proceedings against various automobile dealers for breach of contract and failure to honor dealer recourse agreements.

ITEM 2.  CHANGES IN SECURITIES.

None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

         EXHIBIT
         NUMBER     EXHIBIT
         -------    -------
          3.1  -    Articles of Incorporation of U.S. Automobile Acceptance
                    SNP-III, Inc.(1)

          3.2  -    Bylaws of U.S. Automobile Acceptance SNP-III, Inc.(1)

          4.1  -    Indenture Agreement between U.S. Automobile
                    Acceptance SNP-III, Inc. and Texas Commerce Bank
                    National Association, as Trustee, with respect to the 11% Automobile Contract Notes due December 31,
                    2001(1)

          4.2  -    Form of 11% Automobile Contract Note due December 31,
                    2001(1)

         10.3  -    Servicing Agreement between U.S. Automobile Acceptance
                    SNP-III, Inc. and U.S. Automobile Service Corporation(1)

         27    -    Financial Data Schedules


         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed.

----------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U. S. Automobile Acceptance SNP-III, Inc.

Date: December 4, 2000              By /s/ MICHAEL R. MARSHALL
                                      ----------------------------------------
                                      Michael R. Marshall, President and
                                      Chief Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                              PAGE
                                                              ----
Statement of Net Assets (Liabilities)
     in Liquidation as of March 31, 1999                      F-2

Statement of Changes in Net Assets
     in Liquidation for the period ended
     March 31, 1999                                           F-3

Notes to Financial Statements                                 F-4


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                        (a limited purpose corporation)

             STATEMENT OF NET ASSETS AND LIABILITIES IN LIQUIDATION
                              As of March 31, 1999

                                  (Unaudited)

                                     ASSETS


Cash and cash equivalents                                                                    $     5,100,874

Contracts receivable less allowance for losses
     and liquidation costs of $4,200,000                                                           7,003,321
                                                                                             ---------------

                               TOTAL NET ASSETS IN LIQUIDATION                               $    12,104,195
                                                                                             ===============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                              $    23,996,000

Accrued interest payable                                                                             219,963
                                                                                             ---------------

                                             TOTAL LIABILITIES                                    24,215,963
                                                                                             ---------------

Stockholders' equity:

   Common Stock
                                                                                                       1,000

   Additional Paid in Capital                                                                         49,000

   Accumulated Deficit                                                                           (12,161,768)
                                                                                             ---------------

                                 TOTAL STOCKHOLDERS' (DEFICIT)                                   (12,111,768)
                                                                                             ---------------

                          TOTAL NET LIABILITIES IN LIQUIDATION                               $    12,104,195
                                                                                             ===============





                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                      STATEMENT OF CHANGES IN NET ASSETS IN
                        LIQUIDATION For the three months
                              ended March 31, 1999
                                   (Unaudited)


Total assets at December 31, 1998                                                       $    20,622,722

Changes in net assets for the three months ended March 31, 1999:

    Write down of assets carrying value as of
         January 1, 1999 to reflect the change to the
             liquidation basis of accounting; principally
             capitalized note offering cost                                                  (2,297,340)

     Cash collections in excess of expenses                                                   1,183,357

     Distributed to noteholders                                                                (659,798)

     Decrease in contracts receivable                                                        (6,744,746)
                                                                                        ---------------


                                        TOTAL ASSETS AT MARCH 31, 1999                  $    12,104,195
                                                                                        ===============




                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

GENERAL - U.S. Automobile Acceptance SNP-III, Inc. (herein referred to as "Company" or "SNP-III") was incorporated on June 1996 as a Texas Corporation. The company was formed to conduct an asset backed note offering and to use the proceeds to purchase, collect and service high yield sub-prime credit retail automobile and light truck financing contacts ("Contracts").

ASSET-BACKED NOTE OFFERING - The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,00,000 of 11% Promissory Notes due December 31, 2001. Note subscription totaled $23,996,000.

The notes were issued under the terms of an Indenture Agreement between the Company and Chase Bank, formerly Texas Commerce Bank National Association, as Trustee. The Notes are secured by the contracts and proceeds thereof.

PROPOSED PLAN OF LIQUIDATION AND/OR REORGANIZATION - The Company has incurred very high customer defaults in its high interest yielding used automobile sub-prime finance portfolio. In addition the Company has experienced a high dealership guarantee default rate for many of the automobile dealers from which automobile finance contracts were purchased. Accordingly the Company's operating, collection, repossession and collateral deposition costs, as well as losses from collateral dispositions, general and administrative expenses and legal costs attempting to enforce recourse agreements have been much higher than anticipated. Therefore, the decreased size of the performing contract portfolio has resulted in substantially decreased interest revenues. USAA SNP-III has incurred finance contract write offs substantially in excess of originally anticipated amounts.

Accordingly, the Company believes that adopting a plan of orderly liquidation and/ or plan of reorganization is appropriate. The Company plans to begin discussion with noteholders and Chase Bank of Texas to begin the process necessary to implement procedures to allow for early liquidation of assets and/or plan of reorganization of the Company. The Company plans to use best efforts to implement and complete the plan (if approved by noteholders) during 2001.

There is no assurance that any proposed early liquidation and/or reorganization plan will be approved by the noteholders or completed in a timely basis. A federal bankruptcy or state court receivership action or other legal actions might ultimately result.

In September 2000, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting information to the Indenture Trustee. The Company was notified its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related notes agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company plans to cure this technical default within the ninety-day grace period.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


Presently it cannot be determined whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors may agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company is adopting a plan of liquidation and/or reorganization. Accordingly, the Company has adopted the liquidation basis of accounting in which the assets and liabilities are presented on a net realizable value basis. Assets are reflected at estimated current value less allowance for realization costs. Liabilities are reduced to the net assets available for their payment.

USE OF ESTIMATES - The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures regarding contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS - The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents. The use of cash of the Company is restricted by the terms of the indenture agreement between the Company and Chase Bank, as Indenture Trustee and by the bankruptcy court.

FINANCE CONTRACTS - Finance Contracts are stated a Contract balance less an allowance for collection cost and estimated future losses.

CREDIT LOSSES - The Company has incurred and continues to incur high credit losses. The Company advises that these credit losses resulted principally from higher than anticipated repossession rates and failure of automobile dealers to honor their recourse and contract replacement agreements. The Company has taken legal action against defaulting dealers which is their policy, but does not expect any significant future recovery. The Company charges off contracts receivable as an individual contract is determined to be uncollectible.

INCOME TAXES - The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation and accordingly has no income tax liability.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


3.  NOTES PAYABLE

The Company had outstanding notes payable of $23,996,000. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

The notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying See note 1 Proposed Plan of Liquidation and/or Reorganization.

4.  RELATED PARTY TRANSACTIONS

U.S. Automobile Service Corporation ("USASC") contractually administers, services and collects Contracts on behalf of SNP-III and is paid for services provided. U.S. Automobile Acceptance Corporation ("USAAC") is paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of the aggregate funds held in investment accounts. All other general and administrative expenses are paid by SNP-III or reimbursed to USAAC.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
 3.1      -       Articles of Incorporation of U.S. Automobile Acceptance
                  SNP-III, Inc.(1)

 3.2      -       Bylaws of U.S. Automobile Acceptance SNP-III, Inc.(1)

 4.1      -       Indenture Agreement between U.S. Automobile Acceptance
                  SNP-III, Inc. and Texas Commerce Bank National Association, as
                  Trustee, with respect to the 11% Automobile Contract Notes due
                  December 31, 2001(1)

 4.2      -       Form of 11% Automobile Contract Note due December 31, 2001(1)

10.3      -       Servicing Agreement between U.S. Automobile Acceptance
                  SNP-III, Inc. and U.S. Automobile Service Corporation(1)

27        -       Financial Data Schedules

----------
      (1) Incorporated by reference to the Company's Registration Statement