Form 10QSB
period 1999-06-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 1999

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to
                ------   ------

                        Commission file number 33-5144-D

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             TEXAS                                     75-2669147
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


             1120 NW 63RD, SUITE 250, OKLAHOMA CITY, OKLAHOMA 73116
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 843 -3135
                           ---------------------------
                           (Issuer's telephone number)

                                 NOT APPLICABLE
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)



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

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed.


----------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      U. S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

Date: December 4, 2000                By /s/ MICHAEL R. MARSHALL
                                         ------------------------------------
                                         Michael R. Marshall, President and
                                         Chief Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----

Statement of Net Assets (Liabilities)
     in Liquidation as of June 30, 1999                                    F-2

Statement of Changes in Net Assets
     in Liquidation for the period ended
     June 30, 1999                                                         F-3

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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

             STATEMENT OF NET ASSETS AND LIABILITIES IN LIQUIDATION
                               As of June 30, 1999

                                   (Unaudited)


                                                    ASSETS

Cash and cash equivalents                                                               $  5,258,399

Contracts receivable less allowance for credit
     losses and liquidation costs of $4,200,00                                             5,430,472
                                                                                        ------------

                   TOTAL NET ASSETS IN LIQUIDATION                                      $ 10,688,871
                                                                                        ------------


                                    LIABLITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                         $ 23,996,000

Accrued interest payable                                                                     219,963
                                                                                        ------------

                   TOTAL LIABILITIES                                                      24,215,963
                                                                                        ------------

Stockholders' equity:

   Common Stock
                                                                                               1,000

   Additional Paid in Capital
                                                                                              49,000

   Accumulated Deficit                                                                   (13,577,092)
                                                                                        ------------

                         TOTAL STOCKHOLDERS' (DEFICIT)                                   (13,527,092)
                                                                                        ------------

                   TOTAL NET LIABILITIES IN LIQUIDATION                                 $ 10,688,871
                                                                                        ============


                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

               STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    For the three months ended June 30, 1999

                                   (Unaudited)



Total assets at March 31, 1999                                            $ 12,104,195

Changes in net assets for the three months ended June 30, 1999:

     Cash collections in excess of expenses                                    817,415

     Cash distributed to noteholders                                          (659,890)

     Decrease in contracts receivable                                       (1,572,849)
                                                                          ------------

                   TOTAL ASSETS AT JUNE 30, 1999                          $ 10,688,871
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

The notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. Under the terms of the various agreements Chase holds a security agreement for the benefit of the notehoders, serves as paying agent, note registrar, serves a escrow agent.

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


----------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement