Form 10QSB
period 1999-09-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from _______to_______

                        Commission file number 33-5144-D
                                               ---------

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

              TEXAS                                    75-2669147
              -----                                    ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


             1120 NW 63RD, SUITE 250, OKLAHOMA CITY, OKLAHOMA 73116
             ------------------------------------------------------
                    (Address of principal executive offices)

                                 (405) 843-3135
                                 --------------
                           (Issuer's telephone number)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000 shares of Common Stock
                                            ----------------------------


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

                                      U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

Date: December 4, 2000                By  MICHAEL R. MARSHALL
                                         ------------------------------------
                                          Michael R. Marshall, President and
                                          Chief Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                   PAGE
                                                                   ----

Statement of Net Assets (Liabilities)
     in Liquidation as of September 30, 1999                        F-2

Statement of Changes in Net Assets
     in Liquidation for the period ended
     September 30, 1999                                             F-3

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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

             STATEMENT OF NET ASSETS AND LIABILITIES IN LIQUIDATION
                            As of September 30, 1999

                                   (Unaudited)


                                               ASSETS

Cash and cash equivalents                                                                  $   5,595,625

Contracts receivable, less allowance for credit
     losses and liquidation casts of $4,200,000                                                3,727,810
                                                                                           -------------

            TOTAL NET ASSETS IN LIQUIDATION                                                $   9,323,435
                                                                                           =============


                                LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                            $  23,996,000

Accrued interest payable                                                                         219,963
                                                                                           -------------

                          TOTAL LIABILITIES                                                   24,215,963
                                                                                           -------------

Stockholders' equity:

   Common Stock                                                                                    1,000

   Additional Paid in Capital                                                                     49,000

   Accumulated Deficit                                                                       (14,942,528)
                                                                                           -------------

               TOTAL STOCKHOLDERS' (DEFICIT)                                                 (14,892,528)
                                                                                           -------------

       TOTAL NET LIABILITIES IN LIQUIDATION                                                $   9,323,435
                                                                                           =============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                 For the three months ended September 30, 1999

                                   (Unaudited)


Total assets at June 30,1999                                                          $  10,688,871

Changes in net assets for the three months ended September 30, 1999:

  Cash collections in excess of expenses                                                    997,115

  Cash distributed to noteholders                                                          (659,889)

  Decrease in contract receivable                                                        (1,702,662)
                                                                                      -------------

                 TOTAL ASSETS AT SEPTEMBER 30, 1999                                   $   9,323,435
                                                                                      =============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


1.  DESCRIPTION OF BUSINESS

GENERAL -- U.S. Automobile Acceptance SNP-III, Inc. (herein referred to as "Company" or "SNP-III") was incorporated on June 1996 as a Texas Corporation. The company was formed to conduct an asset backed note offering and to use the proceeds to purchase, collect and service high yield sub-prime credit retail automobile and light truck financing contacts ("Contracts").

ASSET-BACKED NOTE OFFERING -- The Company filed a Registration Statement in 1996 with the Securities and Exchange Commission and various state security boards with respect to its offering of up to $24,00,000 of 11% Promissory Notes due December 31, 2001. Note subscription totaled $23,996,000.

The notes were issued under the terms of an Indenture Agreement between the Company and Chase Bank, formerly Texas Commerce Bank National Association, as Trustee. The Notes are secured by the contracts and proceeds thereof.

PROPOSED PLAN OF LIQUIDATION AND/OR REORGANIZATION -- The Company has incurred very high customer defaults in its high interest yielding used automobile sub-prime finance portfolio. In addition the Company has experienced a high dealership guarantee default rate for many of the automobile dealers from which automobile finance contracts were purchased. Accordingly the Company's operating, collection, repossession and collateral deposition costs, as well as losses from collateral dispositions, general and administrative expenses and legal costs attempting to enforce recourse agreements have been much higher than anticipated. Therefore, the decreased size of the performing contract portfolio has resulted in substantially decreased interest revenues. USAA SNP-III has incurred finance contract write offs substantially in excess of originally anticipated amounts.

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


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION -- The Company is adopting a plan of liquidation and/or reorganization. Accordingly, the Company has adopted the liquidation basis of accounting in which the assets and liabilities are presented on a net realizable value basis. Assets are reflected at estimated current value less allowance for realization costs. Liabilities are reduced to the net assets available for their payment.

USE OF ESTIMATES -- The preparation of financial statements in conformity with the generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures regarding contingent assets and liabilities at the date of the financial statements, and the amounts of revenues and expenses reported during the period. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS -- The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents. The use of cash of the Company is restricted by the terms of the indenture agreement between the Company and Chase Bank, as Indenture Trustee and by the bankruptcy court.

FINANCE CONTRACTS -- Finance Contracts are stated a Contract balance less an allowance for collection cost and estimated future losses.

CREDIT LOSSES -- The Company has incurred and continues to incur high credit losses. The Company advises that these credit losses resulted principally from higher than anticipated repossession rates and failure of automobile dealers to honor their recourse and contract replacement agreements. The Company has taken legal action against defaulting dealers which is their policy, but does not expect any significant future recovery. The Company charges off contracts receivable as an individual contract is determined to be uncollectible.

INCOME TAXES -- The Company has adopted SFAS No. 109, Accounting for Income Taxes, whereby deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carry forwards. The Company has incurred an aggregate tax and financial reporting loss from incorporation and accordingly has no income tax liability.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


3.  NOTES PAYABLE

The Company had outstanding notes payable of $23,996,000. The Notes bear interest at 11% payable monthly, and the principal is due December 31, 2001.

The notes have been issued under the terms of an Indenture Agreement between the Company and Chase Bank, as trustee. The Notes are collateralized by the Contracts and proceeds thereof. Under the terms of the various agreements Chase holds a security agreement for the benefit of the noteholders, serves as paying agent, note registrar, serves a escrow agent.

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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
------              -----------

3.1        -        Articles of Incorporation of U.S. Automobile Acceptance SNP-III, Inc.(1)

3.2        -        Bylaws of U.S. Automobile Acceptance SNP-III, Inc.(1)

4.1        -        Indenture Agreement between U.S. Automobile Acceptance SNP-III, Inc.
                    and Texas Commerce Bank National Association, as Trustee, with respect to the 11% Automobile Contract Notes due December 31, 2001(1)

4.2        -        Form of 11% Automobile Contract Note due December 31, 2001(1)

10.3       -        Servicing Agreement between U.S. Automobile Acceptance
                    SNP-III, Inc. and U.S. Automobile Service Corporation(1)

27         -        Financial Data Schedules


----------

   (1)  Incorporated by reference to the Company's Registration Statement