Form 10KSB
period 1999-12-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


(Mark One)

         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999

         [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                        Commission File Number 33-5144-D


                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                 (Name of small business issuer in its charter)

                   TEXAS                                   75-2669147
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

          1120 N.W. 63RD, SUITE 250
           OKLAHOMA CITY, OKLAHOMA                            73116
    (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number (405) 843-3135


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      None


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
          Yes[ ]    No[ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definite proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] State issuer's revenues for its most fiscal year.

None

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price so such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b of Exchange Act.)

None


Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions are stated.


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

1,000 shares


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None


Transitional Small Business Disclosure Format (Check one):  Yes [ ]   No [ ]

                                     PART I



ITEM 1. DESCRIPTION OF BUSINESS.


GENERAL

U.S. Automobile Acceptance SNP-III, Inc. (the "Company") was incorporated as a Texas Corporation in June 1996. The Company is a limited purpose corporation engaged in the financial services business specializing in the purchase, management and collection of used motor vehicle sub-prime credit receivables (the "Contracts"). The Company purchases Contracts, at a discount, created by the sale of used automobiles and light trucks. The Company has financed its business through the securitization of the Contracts that it purchases. A public note offering, began in 1996. The note offering totaled $23,996,000.

The Company's offices are located at 1120 N.W. 63rd, Suite 250, Oklahoma City, Oklahoma 73116.


PLAN OF LIQUIDATION AND/OR REORGANIZATION

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

In September 2000, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting information to the Indenture Trustee. The Company was notified of its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related notes agreements. The

Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company plans to cure this technical default within the ninety-day grace period.

SECURITIZATION ACTIVITIES

Pursuant to an Indenture Agreement between the Company and Chase Bank of Texas, formerly Texas Commerce Bank National Association, Texas, the Company has issued an outstanding aggregate of $23,996,000 in principle amount of its Automobile Contract Notes Due December 31, 2001 (the "Notes"). The Notes require monthly interest payments at a rate of 11 % per annum.

The Notes are secured by the Contracts (and the related motor vehicle collateral and by additional collateral support agreements provided by automobile dealerships) purchased by the Company. In addition, the net proceeds of the offering and the Company's excess cash after payment of interest and allowed expenses secures the Notes.


CONTRACT PURCHASING AND COLLECTING ACTIVITIES

The Company's Contracts are purchased, usually at a discount, from automobile dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts were generally purchased at discounts below the total future net principle balance owed on such Contracts. The Company did not participate in the retail sales by the automobile dealer of the financed vehicles from which the Contracts arise. The Company has discontinued purchasing Contracts.


ITEM 2. DESCRIPTION OF PROPERTY.

The Company has no material physical properties.


ITEM 3. LEGAL PROCEEDINGS.

Management is not aware of any legal proceedings pending against the Company or its assets. The Company has in the ordinary course of business filed numerous legal proceedings against various automobile dealers for breach of contract and failure to honor dealer recourse agreements.

See Item 1 Plan of Liquidation and/or Reorganization.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable


                                     PART 11

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

There is no established public market for the Company's common equity.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has continued to incur substantial operating losses resulting principally from poor performance of its contract receivable portfolio substantial operating, legal, administrative and collateral disposition costs and decreased interest revenues related to the defaulted contracts. Many automobile dealers have failed to honor dealer recourse agreement resulting in legal actions against many dealers. The contract receivables of the Company have not performed as expected.

See Item 1 Plan of Liquidation and/or Reorganization


ITEM 7. FINANCIAL STATEMENTS.

See index at page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

Mr. Michael R. Marshall, age 51, is Chairman of the Board and President of the Company. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has specialized in assisting companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas industry loans of distressed financial institutions.

ITEM 10. EXECUTIVE COMPENSATION.

None



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 31, 1999, the ownership of the Company's common stock is as follows:

                                                              AMOUNT AND NATURE OF BENEFICIAL
           NAME AND ADDRESS OF                   NUMBER           OWNERSHIP PERCENTAGE OF
            BENEFICIAL OWNER                    OF SHARES          CLASS OUTSTANDING (1)
           -------------------                  ---------     -------------------------------
U.S. Automobile Acceptance Corporation (1)
1120 N.W. 63rd, Suite 250
Oklahoma City, OK 73116                           1,000                   100%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company. The Company's contracts have been administrated, serviced and collected on behalf of the Company by U.S. Automobile Service Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors. The Servicer is paid for services provided. In addition, the Company's Parent has been paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

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


(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

                           By     /s/  MICHAEL R. MARSHALL
                              --------------------------------------------------
                                Michael R. Marshall,               President

                           Date   December 4, 2000


In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                           By     /s/ MICHAEL R. MARSHALL
                               -------------------------------------------------
                                Michael R. Marshall,      President and Director
                                (Principal Executive Officer
                                               and Principal Financial Officer)

                           Date   December 4, 2000







SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                          PAGE
                                                                          ----
Independent Auditor's Report                                               F-2

Statement of Net Assets (Liabilities)
     in Liquidation as of December 31, 1999                                F-3

Statement of Changes in Net Assets
     in Liquidation for the year ended
     December 31, 1999                                                     F-4

Notes to Financial Statements                                              F-5


All financial statement schedules are omitted because they are not applicable, not required, or the information required to be set forth therein is included in the financial statements or the notes thereto.

                           [TYSON HOPKINS LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
U.S. Automobile Acceptance SNP-III, Inc.

I have audited the statement of net assets (liabilities) in liquidation of U.S. Automobile Acceptance SNP-III, Inc. (a Texas Corporation) as of December 31, 1999. In addition, I have audited the statement of changes in net assets in liquidation for the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted audit standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principals used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

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

The Company has adopted a liquidation/reorganization plan. Accordingly, the accompanying statements are prepared on a liquidation basis.

In my opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liabilities) in liquidation of U.S. Automobile Acceptance SNP-III, Inc. as of December 31, 1999, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principals applied on the basis of accounting described in the preceding paragraph.


TYSON HOPKINS
Oklahoma City, Oklahoma
November 20, 2000

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                             As of December 31, 1999

                                     ASSETS



Cash and cash equivalents                                                           $  5,654,807

Contracts receivable, less allowance for credit
     losses and liquidation costs of $3,350,000                                        4,110,613
                                                                                    ------------

             TOTAL NET ASSETS IN LIQUIDATION                                        $  9,765,420
                                                                                    ============

                                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                     $ 23,996,000

Accrued interest payable                                                                 219,963
                                                                                    ------------
                                      TOTAL LIABILITIES                               24,215,963
                                                                                    ------------
Stockholders' equity:

   Common Stock                                                                            1,000

   Additional Paid in Capital                                                             49,000

   Accumulated Deficit                                                               (14,500,543)
                                                                                    ------------

             TOTAL STOCKHOLDERS' (DEFICIT)                                           (14,450,543)
                                                                                    ------------
        TOTAL NET LIABILITIES IN LIQUIDATION                                        $  9,765,420
                                                                                    ============




                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                      For the year ended December 31, 1999



Total assets at December 31, 1998                                  $ 20,622,722

Changes in net assets for the year ended December 31, 1999:

    Write down of assets of assets carrying value as of
         January 1, 1999, to reflect the change to the
             liquidation basis, principally capitalized
             note offering cost                                      (2,297,340)

     Cash collections in excess of expenses                           3,716,958

     Cash distributed to noteholders                                 (2,639,466)

     Decrease in contracts receivable                                (9,637,454)
                                                                   ------------

                    TOTAL ASSETS AT DECEMBER 31, 1999             $  9,765,420
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

In September 2000, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting information to the Indenture Trustee. The Company was notified of its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related notes agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company plans to cure this technical default within the ninety-day grace period.

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

'

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

See note 1 Proposed Plan of Liquidation and/or Reorganization.


4. RELATED PARTY TRANSACTIONS

U.S. Automobile Service Corporation, an affiliate ("USASC") contractually administers, services and collects Contracts on behalf of SNP-III and is paid for services provided. U.S. Automobile Acceptance Corporation ("USAAC") is paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of the aggregate funds held in investment accounts. All other general and administrative expenses are paid by SNP-III or reimbursed to USAAC.

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


(1) Incorporated by reference to the Company's Form SB-2 Registration Statement