Form 10QSB
period 2000-03-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q SB


(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2000

    [ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition period from to
                --------    --------

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

                                 (405) 843 -3135
                           (Issuer's telephone number)

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

None


ITEM 5. OTHER INFORMATION

None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         EXHIBIT
         NUMBER            EXHIBIT
         --------          -------
         3.1      -        Articles of Incorporation of U.S. Automobile
                           Acceptance SNP-III, Inc. (1)
         3.2      -        Bylaws of U.S. Automobile Acceptance SNP-III, Inc.
                           (1)
         4.1      -        Indenture Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and Texas Commerce Bank
                           National Association, as Trustee, with respect to the
                           11% Automobile Contract Notes due December 31,
                           2001(1)
         4.2      -        Form of 11% Automobile Contract Note due December 31,
                           2001(1)
         10.3     -        Servicing Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and U.S. Automobile Service
                           Corporation (1)
         27       -        Financial Data Schedules

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed.


-------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

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

                                      U. S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

Date: December 4, 2000                By /S/ MICHAEL R. MARSHALL
                                         ------------------------------------
                                         Michael R. Marshall, President and
                                         Chief Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Statement of Net Assets (Liabilities)
     in Liquidation as of March 31, 2000                                    F-2

Statement of Changes in Net Assets
     in Liquidation for the period ended
     March 31, 2000                                                         F-3

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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                              As of March 31, 2000

                                   (Unaudited)


                                     ASSETS

Cash and cash equivalents                                                  $  5,439,612

Contracts receivable, less allowance for losses
     and liquidation costs of $2,924,728                                      2,665,920
                                                                           ------------

              TOTAL NET ASSETS IN LIQUIDATION                              $  8,105,532
                                                                           ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                            $ 23,996,000

Accrued interest payable                                                        219,963
                                                                           ------------

                        TOTAL LIABILITIES                                    24,215,963
                                                                           ------------

Stockholders' equity:

   Common Stock                                                                   1,000

   Additional Paid in Capital                                                    49,000

   Accumulated Deficit                                                      (16,160,431)
                                                                           ------------

              TOTAL STOCKHOLDERS' (DEFICIT)                                (16,110,431)
                                                                           ------------

                        TOTAL NET LIABILITIES IN LIQUIDATION               $  8,105,532
                                                                           ============


                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

        STATEMENT OF CASH FLOWS AND CHANGES IN NET ASSETS IN LIQUIDATION
                    For the three months ended March 31, 2000

                                   (Unaudited)


Total assets at December 31, 1999                                         $ 9,765,420

Changes in net assets for the three months ended March 31, 2000:

    Cash collections in excess of expenses                                    444,694

    Cash distribution to noteholders                                         (659,889)

    Decrease in contracts receivable                                       (1,444,693)
                                                                          -----------

              NET ASSETS AT MARCH 31, 2000                                $ 8,105,532
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

                                INDEX TO EXHIBITS


         EXHIBIT
         NUMBER            EXHIBIT
         --------          -------
         3.1      -        Articles of Incorporation of U.S. Automobile
                           Acceptance SNP-III, Inc. (1)
         3.2      -        Bylaws of U.S. Automobile Acceptance SNP-III, Inc.
                           (1)
         4.1      -        Indenture Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and Texas Commerce Bank
                           National Association, as Trustee, with respect to the
                           11% Automobile Contract Notes due December 31,
                           2001(1)
         4.2      -        Form of 11% Automobile Contract Note due December 31,
                           2001(1)
         10.3     -        Servicing Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and U.S. Automobile Service
                           Corporation (1)
         27       -        Financial Data Schedules

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed.


-------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement