Form 10QSB
period 2000-06-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB


(Mark One)

    [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2000

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

                                      U. S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

Date: December 4, 2000                By   /s/ MICHAEL R. MARSHALL
                                           ------------------------------------
                                           Michael R. Marshall, President and
                                           Chief Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                               PAGE
                                                                                                               ----

Statement of Net Assets (Liabilities)
     in Liquidation as of June 30, 2000                                                                         F-2

Statement of Changes in Net Assets
     in Liquidation for the period ended
     June 30, 2000                                                                                              F-3

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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                               As of June 30, 2000

                                   (Unaudited)

                                     ASSETS



Cash and cash equivalents                                                                                         $  5,586,534

Contracts receivable, less allowance for losses
  and liquidation costs of  $2,214,302                                                                               1,946,018
                                                                                                                  ------------

         TOTAL NET ASSETS IN LIQUIDATION                                                                          $  7,532,552
                                                                                                                  ============


                                      LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                                                   $ 23,996,000

Accrued interest payable                                                                                               219,963
                                                                                                                  ------------

         TOTAL LIABILITIES                                                                                          24,215,963
                                                                                                                  ------------

Stockholders' equity:

   Common Stock                                                                                                          1,000

   Additional Paid in Capital                                                                                           49,000

   Accumulated Deficit                                                                                             (16,733,411)
                                                                                                                  ------------

         TOTAL STOCKHOLDERS' (DEFICIT)                                                                             (16,683,411)
                                                                                                                  ------------

         TOTAL NET LIABILITIES IN LIQUIDATION                                                                     $  7,532,552
                                                                                                                  ============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)


        STATEMENT OF CASH FLOWS AND CHANGES IN NET ASSETS IN LIQUIDATION
                    For the three months ended June 30, 2000

                                   (Unaudited)



Net assets at March 31, 2000                                                                                  $ 8,105,532

Changes in net assets for the three months ended June 30, 2000:

  Cash collections in excess of expenses                                                                          806,811

   Cash distributed to noteholders                                                                               (659,889)

   Decrease in contracts receivable                                                                              (719,902)
                                                                                                              -----------

                                           NET ASSETS AT JUNE 30, 2000                                        $ 7,532,552
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