Form 10QSB
period 2000-09-30
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2000-12-04
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


(Mark One)

   [X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2000

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

                                 (405) 843-3135
                                 ---------------
                           (Issuer's telephone number)

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

                                   U. S. Automobile Acceptance SNP-III, Inc.

Date: December 4, 2000             By  /s/ MICHAEL R. MARSHALL
                                      -----------------------------------------
                                      Michael R. Marshall, President and Chief
                                      Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                            PAGE
                                                                            ----

Statement of Net Assets (Liabilities)
     in Liquidation as of September 30, 2000                                 F-2

Statement of Changes in Net Assets
     in Liquidation for the period ended
     September 30, 2000                                                      F-3

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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                     STATEMENT OF NET ASSETS IN LIQUIDATION
                            As of September 30, 2000

                                   (Unaudited)

                                     ASSETS

Cash and cash equivalents                                           $     5,208,175

Contracts receivable, less allowance for losses
     and liquidation costs of $1,959,559                                  1,664,488
                                                                    ---------------

         TOTAL NET ASSETS IN LIQUIDATION                            $     6,872,663
                                                                    ===============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                     $    23,996,000

Accrued interest payable                                                    219,963
                                                                    ---------------

                 TOTAL LIABILITIES                                       24,215,963
                                                                    ---------------

Stockholders' equity:

   Common Stock                                                               1,000

   Additional Paid in Capital                                                49,000

   Accumulated Deficit                                                  (17,393,300)
                                                                    ---------------

             TOTAL STOCKHOLDERS' (DEFICIT)                              (17,343,300)
                                                                    ---------------

    TOTAL NET LIABILITIES IN LIQUIDATION                            $     6,872,663
                                                                    ===============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)


        STATEMENT OF CASH FLOWS AND CHANGES IN NET ASSETS IN LIQUIDATION
                 For the three months ended September 30, 2000

                                   (Unaudited)


Net assets at June 30, 2000                                                $     7,532,552

Changes in net assets for the three months ended September 30, 2000:

    Cash collections in excess of expenses                                         281,530

     Cash distributed to noteholders                                              (659,889)

     Decrease in contracts receivable                                             (281,530)
                                                                           ---------------

              NET ASSETS AT SEPTEMBER 30, 2000                             $     6,872,663
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