Form 10KSB
period 2000-12-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2001-07-26
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-KSB


      (Mark One)

         [x] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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



                  Registrant's telephone number (405) 843-3135


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

None


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

Accordingly, the Company believes that a plan of orderly liquidation is appropriate. The orderly liquidation plan provides for continuing monthly payments of interest to noteholders throughout the year ended December 31, 2001. During 2001 the Company plans to continue to operate its ordinary business activities as provided for in the various agreements with it's noteholders and it's Indenture Trustee. The company believes that an orderly collection process for it's contracts and following the existing provisions of the note and indenture agreements will maximize the cash collections of company resulting ultimately in maximization of cash returns to the noteholders. As of December 31, 2000 noteholders have been paid cash distributions totals approximately $8,600,000. Cash held in various bank accounts totaling approximately $4,800,000 and the Company's estimated liquidation value of contracts receivable net of estimated future collection costs, administration and losses approximate an amount less than $2,000,000.

The Company cannot accurately predict the timing and/or how much future cash distribution will be to noteholders. The Company hopes to distribute substantially all available cash to noteholders in late year 2001 or early year 2002. There is a possibility that bankruptcy action, state court receivership action or other legal proceedings could disrupt and substantially reduce future cash distributions.

There is no assurance that the orderly liquidation plan will work as planned.

In May 2001, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting and other information to the Indenture Trustee. The Company was notified of its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related notes agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company plans to cure this technical default within the ninety-day grace period.


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


CONTRACT PURCHASING AND COLLECTING ACTIVITIES

The Company's Contracts are purchased, usually at a discount, generally from automobile dealerships. The Company's Contract collecting activities are conducted through services provided by the Servicer pursuant to an agreement with the Company. The Contracts were generally purchased at discounts below the total future net principle balance owed on such Contracts. The Company did not participate in the retail sales by the automobile dealer of the financed vehicles from which the Contracts arise. The Company has discontinued purchasing Contracts.



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

None

                                    PART III



ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name, age, background and principal occupation of the sole director and executive officer of the Company is set forth below:

Mr. Michael R. Marshall, age 52, is Chairman of the Board and President of the Company. Mr. Marshall holds a Bachelor of Business Administration Degree in Accounting which he obtained in 1971 from Texas A & M University. From 1971 through 1977 Mr. Marshall was employed at Coopers & Lybrand, Certified Public Accountants, which he served in various positions including general practice manager of its Oklahoma City office. Mr. Marshall was self-employed from 1977 to 1982 as a practicing Certified Public Accountant and as a corporate financial consultant and since 1982 has specialized in assisting companies in the placement, collection and liquidation of debt finance transactions. Additionally, from 1981 through 1988, Mr. Marshall was the President of Settlers Energy Corporation, an independent oil and gas company located in Oklahoma, which specialized in purchasing, managing and liquidation of secured oil and gas industry loans of distressed financial institutions.


ITEM 10. EXECUTIVE COMPENSATION.

None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

At December 31, 2001, the ownership of the Company's common stock is as follows:

                                                               AMOUNT AND NATURE OF BENEFICIAL
           NAME AND ADDRESS OF                     NUMBER          OWNERSHIP PERCENTAGE OF
            BENEFICIAL OWNER                      OF SHARES         CLASS OUTSTANDING (1)
            ----------------                      ---------         ---------------------
U.S. Automobile Acceptance Corporation (1)
1120 N.W. 63rd, Suite 250
Oklahoma City, OK 73116                             1,000                  100%



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

U.S. Automobile Acceptance Corporation is the owner 100% of the issued and outstanding common stock of the Company. The Company's contracts have been administrated, serviced and collected on behalf of the Company by U.S. Automobile Service Corporation, an affiliate. The Servicer subcontracts a portion of the servicing of the contracts to qualified automobile dealers and other qualified subcontractors. The Servicer is paid for services provided. In addition, the Company's Parent has been paid a monthly investor administration fee of 1/12th of 1% of the aggregate principal amount of the Notes outstanding, and 1/12th of 1% of aggregate funds held in investment accounts and other allowed expenses.


ITEM 13. EXHIBITS AND REPORTS ON FROM 8-K

         a) Exhibits

         EXHIBIT
         NUMBER   EXHIBIT

         3.1      -        Articles of Incorporation of U.S. Automobile
                           Acceptance SNP-III, Inc. (1)
         3.2      -        Bylaws of U.S. Automobile Acceptance SNP-III, Inc.
                           (1)
         4.1      -        Indenture Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and Texas Commerce Bank
                           National Association, as Trustee, with respect to the
                           11% Automobile Contract Notes due December 31,
                           2001(1)
         4.2      -        Form of 11% Automobile Contract Note due December 31,
                           2001
         10.3     -        Servicing Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and U.S. Automobile Service
                           Corporation (1)


         (b) Reports on Form 8-K:

         No reports on Form 8-K were filed.


--------------------------------------------------------------------------------

(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

                     By /s/ MICHAEL R. MARSHALL
                        -----------------------------------------
                         Michael R. Marshall, President

                     Date  July 26, 2001
                          ---------------------------------------



In accordance with the Exchange Act, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.


                     By /s/ MICHAEL R. MARSHALL
                        -----------------------------------------
                        Michael R. Marshall,President and Director
                        (Principal Executive Officer and
                                  Principal Financial Officer)

                     Date July 26, 2001
                          ---------------------------------------



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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                                             PAGE
                                                                                             ----
Independent Auditor's Report                                                                  F-2

Statement of Net Assets (Liabilities)
     in Liquidation as of December 31, 2000                                                   F-3

Statement of Changes in Net Assets
     in Liquidation for the year ended
     December 31, 2000                                                                        F-4

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

                           [TYSON HOPKINS LETTERHEAD]


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors
U.S. Automobile Acceptance SNP-III, Inc.

I have audited the statement of net assets (liabilities) in liquidation of U.S. Automobile Acceptance SNP-III, Inc. (a Texas Corporation) as of December 31, 2000. In addition, I have audited the statement of changes in net assets in liquidation for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

The Company has adopted a liquidation plan. Accordingly, the accompanying statements are prepared on a liquidation basis.

In my opinion, the financial statements referred to above present fairly, in all material respects, the net assets (liabilities) in liquidation of U.S. Automobile Acceptance SNP-III, Inc. as of December 31, 2000, and the changes in net assets in liquidation for the year then ended, in conformity with generally accepted accounting principals applied on the basis of accounting described in the preceding paragraph.




TYSON HOPKINS
Oklahoma City, Oklahoma
July 24, 2001

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                             As of December 31, 2000


                                     ASSETS


Cash and cash equivalents                                                      $  4,834,794

Contracts receivable, less allowance for credit
     losses and liquidation costs of $1,502,326                                   1,291,071
                                                                               ------------

         TOTAL NET ASSETS IN LIQUIDATION                                       $  6,125,865
                                                                               ============


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not ultimately
     recoverable by noteholders                                                $ 23,996,000

Accrued interest payable                                                            219,963
                                                                               ------------

                          TOTAL LIABILITIES                                      24,215,963
                                                                               ------------

Stockholders' equity:

   Common Stock                                                                       1,000

   Additional Paid in Capital                                                        49,000

   Accumulated Deficit                                                          (18,140,098)
                                                                               ------------

                     TOTAL STOCKHOLDERS' (DEFICIT)                              (18,090,098)
                                                                               ------------

         TOTAL NET LIABILITIES IN LIQUIDATION                                  $  6,125,865
                                                                               ============



                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                      For the year ended December 31, 2000

Total assets at December 31, 1999                                         $ 9,765,420

Changes in net assets for the year ended December 31, 2000:

     Cash collections in excess of expenses                                 1,819,453

     Cash distributed to noteholders                                       (2,639,466)

     Decrease in contracts receivable                                      (2,819,542)
                                                                          -----------

                                     TOTAL ASSETS AT DECEMBER 31, 2000    $ 6,125,865
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

PROPOSED PLAN OF LIQUIDATION - The Company has incurred very high customer defaults in its high interest yielding used automobile sub-prime finance portfolio. In addition the Company has experienced a high dealership guarantee default rate for many of the automobile dealers from which automobile finance contracts were purchased. Accordingly the Company's operating, collection, repossession and collateral deposition costs, as well as losses from collateral dispositions, general and administrative expenses and legal costs attempting to enforce recourse agreements have been much higher than anticipated. Therefore, the decreased size of the performing contract portfolio has resulted in substantially decreased interest revenues. USAA SNP-III has incurred finance contract write offs substantially in excess of originally anticipated amounts.

Accordingly, the Company has adopted a plan of orderly liquidation. The orderly liquidation plan provides for continuing monthly payments of interest to noteholders throughout the year ended December 31, 2001. During 2001 the Company plans to continue to operate its ordinary business activities as provided for in the various agreements with it's noteholders and it's Indenture Trustee. The company believes that an orderly collection process for it's contracts and following the existing provisions of the note and indenture agreements will maximize the cash collections of the Company resulting ultimately in maximization of cash returns to the noteholders. As of December 31, 2000 noteholders have been paid cash distribution totaling approximately $8,600,000. Cash held in various bank accounts totals approximately $4,800,000 and the Company's estimated liquidation value of contracts receivable net of estimated future collection costs, administration and losses approximate an amount less than $2,000,000.

The Company cannot accurately predict the timing and/or how much future cash distribution will be to noteholders. The Company hopes to distribute substantially all available cash to noteholders in late year 2001 or early year 2002. There is a possibility that bankruptcy action,

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


state court receivership action or other legal proceedings could disrupt and substantially reduce future cash distributions.

There is no assurance that any proposed early liquidation plan will be successful.

In May 2001, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting and other information to the Indenture Trustee. The Company was notified its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related notes agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company plans to cure this technical default within the ninety-day grace period.

Presently it cannot be determined whether the amounts realizable from the disposition of the remaining assets or the amounts that creditors may agree to accept in settlement of the obligations due them will differ materially from the amounts shown in the accompanying financial statements.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION - The Company has adopted a plan of liquidation. Accordingly, the Company has adopted the liquidation basis of accounting in which the assets and liabilities are presented on a net realizable value basis. Assets are reflected at estimated current value less allowance for realization costs. Liabilities are reduced to the net assets available for their payment.

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

CASH AND CASH EQUIVALENTS - The Company considers all investments with a maturity of three months or less, when purchased, to be cash equivalents. The use of cash of the Company is restricted by the terms of the indenture agreement between the Company and Chase Bank, as Indenture Trustee.

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