Form 10QSB
period 2001-03-31
U S AUTOMOBILE ACCEPTANCE SNP III INC
filed 2001-07-27
CIK 1017959

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q SB


(Mark One)

    [ x ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2001

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

                                 NOT APPLICABLE
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)



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

Accordingly, the Company believes that a plan of orderly liquidation is appropriate. The orderly liquidation plan provides for continuing monthly payments of interest to noteholders throughout the year ended December 31, 2001. During 2001 the Company plans to continue to operate its ordinary business activities as provided for in the various agreements with it's noteholders and it's Indenture Trustee. The company believes that an orderly collection process for it's contracts and following the existing provisions of the note and indenture agreements will maximize the cash collections of the Company resulting ultimately in maximization of cash returns to the noteholders. As of March 31, 2001 noteholders have been paid cash distribution totaling approximately $9,300,000. Cash held in various bank accounts totaling approximately $4,500,000 and the Company's estimate of liquidation value of contracts receivable net of estimated future collection costs, administration and losses approximated an amount less that an additional $2,000,000.

There is no assurance that orderly liquidation plan will work as planned.

In May 2001, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting information to the Indenture Trustee. The Company was notified its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related note agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company cured this technical default within the ninety-day grace period.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         EXHIBIT
         NUMBER            EXHIBIT
         --------          -------

         3.1      -        Articles of Incorporation of U.S. Automobile
                           Acceptance SNP-III, Inc. (1)

         3.2      -        Bylaws of U.S. Automobile Acceptance SNP-111, Inc.
                           (1)

         4.1      -        Indenture Agreement between U.S. Automobile
                           Acceptance SNP-III, Inc. and Texas Commerce Bank
                           National Association, as Trustee, with respect to the 11% Automobile Contract Notes due December 31,
                           2001(l)

         4.2      -        Form of 11% Automobile Contract Note due December 31,
                           2001 (1)

         10.3     -        Servicing Agreement between U.S. Automobile
                           Acceptance SNP-111, Inc. and U.S. Automobile Service
                           Corporation (1)

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed.

-----------------------
(1) Incorporated by reference to the Company's Form SB-2 Registration Statement

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    U. S. AUTOMOBILE ACCEPTANCE SNP-III, INC.

Date:     July 27, 2001             By  /s/ MICHAEL R. MARSHALL
     ----------------------            ----------------------------------------
                                       Michael R. Marshall, President and Chief
                                         Financial Officer

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                              FINANCIAL STATEMENTS

                          INDEX TO FINANCIAL STATEMENTS


                                                                           PAGE
                                                                           ----
Statement of Net Assets (Liabilities)
     in Liquidation as of March 31, 2001                                    F-2

Statement of Changes in Net Assets
     in Liquidation for the three months
     ended March 31, 2001                                                   F-3

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

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

              STATEMENT OF NET ASSETS (LIABILITIES) IN LIQUIDATION
                              As of March 31, 2001

                                    UNAUDITED

                                     ASSETS

Cash and cash equivalents                                            $  4,468,504

Contracts receivable, less allowance for
credit losses of $284,438                                               1,897,817

Allowance for liquidation costs                                          (900,344)
                                                                     ------------

       TOTAL ESTIMATED REALIZABLE NET
                ASSETS IN LIQUIDATION                                $  5,465,977
                                                                     ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Notes payable, includes amounts not recoverable by noteholders       $ 23,996,000

Accrued interest payable                                                  219,963
                                                                     ------------

                   TOTAL LIABILITIES                                   24,215,963
                                                                     ------------

Stockholders' equity:

   Common Stock                                                             1,000

   Additional Paid in Capital                                              49,000

   Accumulated Deficit                                                (18,799,986)
                                                                     ------------

                    TOTAL STOCKHOLDERS' (DEFICIT)                     (18,749,986)
                                                                     ------------

       TOTAL NET LIABILITIES IN LIQUIDATION                          $  5,465,977
                                                                     ============

                 See accompanying notes to financial statements

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                STATEMENT OF CHANGES IN NET ASSETS IN LIQUIDATION
                    For the three months ended March 31, 2001

Estimated realizable net assets at
December 31, 2000                                       $ 6,125,865

Changes in net assets for the three months ended March 31, 2001

     Cash collections in excess of expenses                 293,599

     Cash distributed to noteholders                       (659,889)

     Decrease in contracts receivable after allowance      (293,598)
                                                        -----------

               NET ASSETS AT MARCH 31, 2001             $ 5,465,977
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

Accordingly, the Company believes that a plan of orderly liquidation is appropriate. The orderly liquidation plan provides for continuing monthly payments of interest to noteholders throughout the year ended December 31, 2001. During 2001 the Company plans to continue to operate its ordinary business activities as provided for in the various agreements with it's noteholders and it's Indenture Trustee. The company believes that an orderly collection process for it's contracts and following the existing provisions of the note and indenture agreements will maximize the cash collections of the Company resulting ultimately in maximization of cash returns to the noteholders. As of March 31, 2001 noteholders have been paid cash distribution totaling approximately $9,300,000. Cash held in various bank accounts totaling approximately $4,500,000 and the Company's estimate of liquidation value of contracts receivable net of estimated future collection costs, administration and losses approximated an amount less that an additional $2,000,000.

There is no assurance that orderly liquidation plan will work as planned.

                    U.S. AUTOMOBILE ACCEPTANCE SNP-III, INC.
                         (a limited purpose corporation)

                          NOTES TO FINANCIAL STATEMENTS


In May 2001, Chase Manhattan Bank, as Indenture Trustee notified to the Company of its failure to provide certain accounting information to the Indenture Trustee. The Company was notified its failure to provide to the Trustee or the Noteholders the reports as required by the Indenture is a default under the terms of the indenture and various related note agreements. The Company has ninety days to cure this default, failing which the Trustee may accelerate the principle and interest due on the Notes. The Company cured this technical default within the ninety-day grace period.

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